Form 10-Q
period 1996-03-31
STANT CORP
filed 1996-05-14
CIK 906523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


                         Commission file number 33-63914



                                STANT CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                 35-1768429
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                identification No.)

                               425 Commerce Drive
                             Richmond, Indiana 47374
                    (address of principal executive offices)
                                   (zip code)

                                 (317) 962-6655
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X          No
              -----

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 1, 1996 was 16,226,815 shares.

                                STANT CORPORATION
                                TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION

         Item 1 -- FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                               3
                  Consolidated Statements of Income                         4
                  Consolidated Statement of Stockholders' Equity            5
                  Consolidated Statements of Cash Flows                     6
                  Notes to Consolidated Financial Statements                7

         Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION                                  9

PART  II - OTHER INFORMATION

         Item 1 -- LEGAL PROCEEDINGS

                   None

         Item 2 -- CHANGES IN SECURITIES

                   None

         Item 3 -- DEFAULT UPON SENIOR SECURITIES

                   None

         Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS
                  None

         Item 5 -- OTHER INFORMATION
                  None

         Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K:
                  (a) Exhibits                                              11

                  (b) No Form 8-K's were filed during the quarter ended
                      March 31, 1996

SIGNATURE PAGE                                                              12


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
($  In  Thousands,  Except  Share  Data)

                                                                                 March 31,          December 31,
                                                                                   1996                 1995
                                                                           -----------------     ---------------
                                                                               (Unaudited)
    ASSETS
CURRENT  ASSETS:
    Cash                                                                             $1,556              $3,258
    Trade  accounts  receivable, net                                                110,659             116,155
    Other  accounts  receivable,  net                                                 5,192               6,189
    Inventory                                                                        96,075              92,135
    Prepaid  expenses                                                                 6,713               7,014
    Deferred  income  taxes                                                           1,413               1,413
                                                                           -----------------     ---------------
        Total  current  assets                                                      221,608             226,164
                                                                           -----------------     ---------------

PROPERTY,  PLANT  AND  EQUIPMENT , NET                                              172,019             174,211
                                                                           -----------------     ---------------

OTHER  ASSETS:
    Intangible  assets,  net                                                        164,898             166,470
    Deferred  financing  costs,  net                                                  4,532               4,746
    Other                                                                             2,001               1,945
                                                                           -----------------     ---------------
        Total  other  assets                                                        171,431             173,161
                                                                           -----------------     ---------------

TOTAL ASSETS                                                                       $565,058            $573,536
                                                                           -----------------     ---------------
                                                                           -----------------     ---------------


    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
    Current  portion  of  long-term  debt  and  notes  payable                      $30,319             $29,620
    Accounts  payable                                                                50,598              48,850
    Accrued  liabilities                                                             43,589              46,949
    Income  taxes  payable                                                            8,214               5,027
                                                                           -----------------     ---------------
        Total  current  liabilities                                                 132,720             130,446
                                                                           -----------------     ---------------

LONG  TERM  LIABILITIES:
    Long-term  debt                                                                 202,963             220,763
    Deferred  income  taxes                                                           8,084               7,396
    Accrued  pension  and  other  benefit  liabilities                               27,997              27,622
    Other                                                                             9,696               9,213
                                                                           -----------------     ---------------
        Total  long-term  liabilities                                               248,740             264,994
                                                                           -----------------     ---------------

STOCKHOLDERS'  EQUITY:
    Common  stock,  $.01  par  value  per  share,  21,000,000  shares
        authorized  and  16,226,815  shares  issued  and outstanding                    162                 162
    Additional  paid-in  capital                                                    155,349             155,349
    Foreign  currency  translation  adjustment                                         (540)               (825)
    Minimum  pension  liability  adjustment                                          (1,761)             (1,761)
    Retained  earnings                                                               30,388              25,171
                                                                           -----------------     ---------------
        Total  stockholders'  equity                                                183,598             178,096
                                                                           -----------------     ---------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                     $565,058            $573,536
                                                                           -----------------     ---------------
                                                                           -----------------     ---------------

        See  notes  to  consolidated  financial  statements.


STANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  INCOME
($  In  Thousands,  Except  Share  Data)
(Unaudited)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       -------------------------------------
                                                                              1996                   1995
                                                                       ---------------         -------------

NET  SALES                                                                   $163,787              $160,638
COST  OF  SALES                                                               123,344               122,419
                                                                       ---------------         -------------
GROSS  MARGIN                                                                  40,443                38,219
                                                                       ---------------         -------------

OPERATING  EXPENSES:
    Selling,  general  and  administrative                                     24,686                23,659
    Amortization  of  intangible  assets                                        1,284                 1,138
    Management  fee and expenses                                                  213                   213
    Restructuring charges                                                                               972
                                                                       ---------------         -------------
      Total  Operating  Expenses                                               26,183                25,982
                                                                       ---------------         -------------
INCOME  FROM  OPERATIONS                                                       14,260                12,237
                                                                       ---------------         -------------

OTHER  CHARGES  (CREDITS):
    Interest  expense                                                           4,604                 5,516
    Other                                                                        (361)                 (613)
                                                                       ---------------         -------------
      Total  Other  Charges                                                     4,243                 4,903
                                                                       ---------------         -------------

INCOME  BEFORE  INCOME  TAXES                                                  10,017                 7,334
PROVISION  FOR  INCOME  TAXES                                                   4,475                 3,172
                                                                       ---------------         -------------

NET  INCOME                                                                    $5,542                $4,162
                                                                       ---------------         -------------
                                                                       ---------------         -------------



PRIMARY  INCOME  PER  SHARE  OF  COMMON  STOCK:                                 $0.33                 $0.25
                                                                       ---------------         -------------

     Average  Common  Stock  and  Equivalents  Outstanding                     16,604                16,883
                                                                       ---------------         -------------



FULLY  DILUTED  INCOME  PER  SHARE  OF  COMMON  STOCK:                          $0.33                 $0.25
                                                                       ---------------         -------------

     Average  Common  Stock  and  Equivalents  Outstanding                     16,725                16,883
                                                                       ---------------         -------------



DIVIDENDS PER SHARE                                                             $0.02                 $0.02
                                                                       ---------------         -------------




See  notes  to  consolidated  financial  statements.


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
($  In  Thousands)
(Unaudited)

                                                             Foreign     Minimum
                                              Additional     Currency    Pension                      Total
                                     Common    Paid-in      Translation  Liability     Retained    Stockholders'
                                      Stock    Capital       Adjustment  Adjustment    Earnings       Equity
                                   ---------- ------------ ------------ ------------ ----------  --------------
Balance at January 1, 1996              $162    $155,349         ($825)    ($1,761)   $25,171        $178,096

Net income through March 31, 1996                                                       5,542           5,542

Translation adjustment                                             285                                    285

Common stock dividends                                                                   (325)           (325)

                                   ---------- ------------ ------------ ------------ ----------  --------------
Balance at March 31, 1996                $162    $155,349         ($540)    ($1,761)   $30,388        $183,598
                                   ---------- ------------ ------------ ------------ ----------  --------------
                                   ---------- ------------ ------------ ------------ ----------  --------------



































See  notes  to  consolidated  financial  statements.


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
($ In Thousands)
(Unaudited)

                                                                                Three Months Ended March 31,
                                                                                   1996             1995
                                                                             -------------    -------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                                     $5,542           $4,162
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization of intangible assets                          6,638            5,925
        Amortization of debt issuance cost                                            192              191
        Loss on disposal of assets                                                    150               21
        Provision for deferred taxes                                                  688            1,530
        Changes in assets and liabilities:
           Decrease in accounts receivable                                          6,526            5,134
           Increase in inventories                                                 (3,940)          (5,192)
           Decrease (increase) in prepaid expenses and other current assets           305           (2,610)
           Increase (decrease) in accounts payable and accrued liabilities          1,413          (11,790)
           Decrease (increase) in other assets                                        429             (397)
           Increase in other liabilities                                              858              265
                                                                             -------------    -------------
              Net operating activities                                             18,801           (2,761)
                                                                             -------------    -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                           (3,195)          (5,298)
    Proceeds from sale of fixed assets                                                 17                5
                                                                             -------------    -------------
              Net investing activities                                             (3,178)          (5,293)
                                                                             -------------    -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Repayment of term loans                                                        (6,094)            (369)
    Net (repayments) borrowings on revolving loans                                (11,034)          10,133
    Payment of dividends                                                             (325)            (325)
                                                                             -------------    -------------
              Net financing activities                                            (17,453)           9,439
                                                                             -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               128              731
                                                                             -------------    -------------

DECREASE  IN  CASH                                                                 (1,702)           2,116

CASH:
    Beginning of period                                                             3,258            1,517
                                                                             -------------    -------------

    End of period                                                                  $1,556           $3,633
                                                                             -------------    -------------
                                                                             -------------    -------------










See notes to consolidated financial statements.

                       STANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Stant Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation.

2.  Inventory

Inventories at March 31, 1996 and December 31, 1995 consisted of the following ($000's):


                                                 March 31,        December 31,
                                                   1996             1995
                                                  -------          -------
Raw materials                                     $13,215          $12,295
Work in process and components                     42,027           41,697
Finished goods                                     42,844           40,069
                                                  -------          -------
  Total valued on first-in,
     first-out (FIFO) basis                        98,086           94,061
Less reduction to last-in,
   first-out (LIFO) cost                           (2,011)          (1,926)
                                                  -------          -------
Total                                             $96,075          $92,135
                                                  =======          =======


At March 31, 1996 and December 31, 1995 approximately $76,229,000 and $76,521,000, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $78,240,000 and $78,447,000 at March 31, 1996 and December 31, 1995,
respectively.

                       STANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1996


3.  Accounting Method Changes

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's Consolidated Financial Statements.

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to adopt the fair value based method of accounting for stock-based employee compensation plans. The Company has elected to continue to account for such transactions under Accounting Principles Board Opinion No. 25, but will be required to disclose in its 1996 annual Consolidated Financial Statements net income and net income per share, on a pro forma basis, as if the fair value based method had been applied in measuring compensation cost.


4.  Contingencies

There are certain environmental matters and other potential or actual legal claims pending against the Company. There were no contingencies with significant activity during the first three months of 1996. The contingencies are described in the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Financial Overview - For the three-month period ended March 31, 1996, the Company achieved record sales and net income, the result of increased activity in the North American automotive aftermarket. Net sales for the first quarter of 1996 were $163.8 million, compared with $160.6 million for the first quarter of 1995. Income from operations for the quarter increased 16% to $14.3 million, compared with $12.2 million for the comparable 1995 period. Net income for the first quarter increased 33% to $5.5 million, or $.33 per share, compared with $4.2 million, or $.25 per share, for the same period in 1995. Net income for the first quarter of 1995 included a restructuring charge of $.03 per share ($.6 million net of tax).

Net sales - As a supplier to the automotive parts industry, the Company operates within one business segment. The following table classifies the Company's consolidated net sales by its operations in geographic areas. North America includes the Company's operations in the United States and Mexico, while foreign includes the United Kingdom, Australia and Argentina (in millions):

                                         Three Months
                                        Ended March 31,
- - -----------------------------------------------------------
                                     1996             1995
- - -----------------------------------------------------------
North America
  Original Equipment              $  72.0           $  77.6
  Aftermarket                        69.1              58.3
  Industrial                          9.9              10.3
- - -----------------------------------------------------------
  Subtotal                          151.0             146.2
- - -----------------------------------------------------------
Foreign
  Original Equipment                  6.4               7.8
  Aftermarket                         6.4               6.6
- - -----------------------------------------------------------
  Subtotal                           12.8              14.4
- - -----------------------------------------------------------
TOTAL                              $163.8            $160.6
- - -----------------------------------------------------------


Despite a 17 day strike at General Motors ("GM") and a soft automotive original equipment market ("OE market"), total North American sales of $151.0 million for the first quarter of 1996 increased 3% from 1995 sales of $146.2 million. The North American aftermarket (the "Aftermarket"), which benefited from severe winter weather encountered by many areas of the country, rebounded from weakened demand experienced during 1995. Aftermarket sales increased 18% compared with the prior year, primarily in weather sensitive products. Aftermarket sales of wipers and thermostats increased 42% and 39%, respectively, due in part to more harsh weather conditions as compared with 1995. Promotional programs and strong demand for the recently introduced "Exact Fit" wiper product program also contributed to the increase in aftermarket sales. In the OE market, North American combined production of cars and light trucks for the first quarter of 1996 dropped 10% from the 1995 level. The Company's North American OE sales however, decreased by only 7%, where the most significant factor was the strike by GM in March which reduced OE sales by approximately $3.0 million. The inclusion of the Company's products on more popular selling platforms, higher vehicle content and new product introductions helped to offset reduced OE production, price decreases and lost 1996 model year business.

Foreign entity sales in the first quarter of 1996 were $12.8 million in 1996 compared with $14.4 million in the first quarter of 1995.

Gross margin for the first quarter of 1996 was $40.4 million, an increase of $2.2 million, or 6%, compared with the same period of 1995. Gross margin, as a percentage of net sales, increased to 24.7% in 1996 from 23.8% in 1995. The increase in the gross margin percentage is primarily attributable to a higher mix of Aftermarket sales versus OE sales for the quarter, as sales to the Aftermarket historically carry a higher gross margin percentage than sales to the OE market. Although it appears that demand has rebounded, Aftermarket margins have declined from historical levels. While the Company's aftermarket margins are still significantly higher than its OE margins, they continue to be negatively impacted by price competition and consolidation trends within distribution channels. The Company was able to partially offset the effect of the GM strike and price concessions on its gross margin by cost savings realized through consolidation efforts initiated in 1995 and other cost reduction programs.

Selling, general and administrative ("SG&A") expense for the first quarter of 1996 was $24.7 million, a slight increase over the $23.7 million for the same period of 1995, primarily due to additional selling expenses. SG&A expense as a percentage of net sales increased slightly to 15.1% from 14.7% in 1995, the result of a higher mix of Aftermarket sales, which carry higher selling and shipping expenses, than do sales to the OE market.

Income from operations for the first quarter of 1996 was $14.3 million, an increase of 2.1 million, or 16%, over the $12.2 million for the same period of 1995. Income from operations for the first quarter of 1995 included restructuring charges of $1.0 million ($.6 million net of tax, or $.03 per share) for the consolidation of two of the Company's operations and other restructuring efforts.

Interest expense for the first quarter of 1996 was $4.6 million, as compared with $5.5 million for the same period in 1995. Lower interest rates in 1996 and debt reductions, including $17.1 million in the first quarter of 1996, resulted in a decrease in interest expense of $.9 million for the quarter compared with the prior year.

The provision for income taxes of $4.5 million for the first quarter of 1996 and $3.2 million for the same period of 1995 represent effective tax rates of 44.7% and 43.3%, respectively. The increase in the effective rate results from an increase in permanent differences, primarily amortization of goodwill, as a percentage of income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were strong in the first quarter of 1996, totalling $18.8 million compared with a negative $2.8 million in the first quarter of 1995. Operating cash flows for 1995 reflected the use of significant cash to fund acquisition related expenditures as shown by the reduction in accounts payable and accrued liabilities. In 1996, a $6.5 million reduction in accounts receivable and increased net income and non-cash charges for depreciation and amortization provided significant operating cash flows, offset slightly by a $3.9 million increase in inventory levels. Increased sales activity in the fourth quarter of 1995 resulted in high levels of receivables at year-end.

Cash flows utilized by investing activities reflect $3.2 million for capital expenditures in the first quarter of 1996, as compared with $5.3 million in 1995. The lower level of capital expenditures is due to the timing of certain expenditures and the Company still expects 1996 capital expenditures, excluding capital leases, to total between $22 and $27 million. The Company also entered into a long-term capital lease in early 1996 for a new wiper system technology center to be constructed in 1996 and used to support research and development and sales activities of Trico Products Corporation. The lease will require aggregate annual payments which range from $.9 million to $1.0 million through 2016.

Positive operating cash flows in the first quarter of 1996 were also used to fund $17.1 million in debt reductions. Financing activities included $6.1 million in payments on the Company's term loans and $11.0 million in net payments on the Company's revolving loans. At March 31, 1996 the Company had $89.3 million available for future borrowings under its revolving or swing line credit facilities.

The Company expects that, absent additional acquisitions, cash flows from operating activities and trade credit will be sufficient to fund working capital needs, capital expenditures and debt reductions in 1996. Revolving credit borrowings under the Company's credit agreement are available to meet temporary working capital requirements as well as for future acquisitions.
                                     Page 10

Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)     The following exhibits are attached hereto:

             11 -   Statement Regarding Computations of Per Share Earnings

             27.1 - Financial Data Schedule

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 STANT CORPORATION
                                    (Registrant)




May 14, 1996                     DAVID R. PARIDY
- - -------------                    -------------------------
  (Date)                         David R. Paridy, President
                                      and Chief Executive Officer




May 14, 1996                     THOMAS E. SCHMITT
- - ------------                     --------------------------
  (Date)                         Thomas E. Schmitt, Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Accounting and Financial Officer)