Form 10-Q
period 1996-06-30
STANT CORP
filed 1996-08-14
CIK 906523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

         Yes    X          No


     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 1, 1996 was 16,226,815 shares.

                                STANT CORPORATION
                                TABLE OF CONTENTS

                                                                        PAGE
PART I - FINANCIAL INFORMATION
        Item 1 -- FINANCIAL STATEMENTS (UNAUDITED)
                  Consolidated Balance Sheets                             3
                  Consolidated Statements of Income                       4
                  Consolidated Statement of Stockholders' Equity          5
                  Consolidated Statements of Cash Flows                   6
                  Notes to Consolidated Financial Statements              7

         Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION                                9

PART  II - OTHER INFORMATION

         Item 1 -- LEGAL PROCEEDINGS                                     12

         Item 2 -- CHANGES IN SECURITIES

                  None

         Item 3 -- DEFAULT UPON SENIOR SECURITIES

                  None

         Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY                                          12
HOLDERS

         Item 5 -- OTHER INFORMATION
                  None

         Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K:
                  (a) Exhibits                                           12

                  (b) No Form 8-K's were filed during the quarter
                      ended June 30, 1996

SIGNATURE PAGE                                                           13


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
($  In  Thousands,  Except  Share  Data)
                                                                               June 30,         December 31,
                                                                                 1996               1995
                                                                            ---------------     -------------
                                                                              (Unaudited)


    ASSETS
CURRENT  ASSETS:
    Cash                                                                            $2,867            $3,258
    Trade  accounts  receivable, net                                               111,552           116,155
    Other  accounts  receivable,  net                                                5,058             6,189
    Inventory                                                                       96,179            92,135
    Prepaid  expenses                                                                6,131             7,014
    Deferred  income  taxes                                                          1,413             1,413
                                                                            ---------------     -------------
       Total  current  assets                                                      223,200           226,164
                                                                            ---------------     -------------

PROPERTY,  PLANT  AND  EQUIPMENT , NET                                             176,137           174,211
                                                                            ---------------     -------------

OTHER  ASSETS:
    Intangible  assets,  net                                                       162,698           166,470
    Deferred  financing  costs,  net                                                 4,316             4,746
    Other                                                                            1,892             1,945
                                                                            ---------------     -------------
       Total  other  assets                                                        168,906           173,161
                                                                            ---------------     -------------

TOTAL ASSETS                                                                      $568,243          $573,536
                                                                            ---------------     -------------
                                                                            ---------------     -------------
    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
    Current  portion  of  long-term  debt  and  notes  payable                     $33,670           $29,620
    Accounts  payable                                                               45,880            48,850
    Accrued  liabilities                                                            45,308            46,949
    Income  taxes  payable                                                           4,592             5,027
                                                                            ---------------     -------------
       Total  current  liabilities                                                 129,450           130,446
                                                                            ---------------     -------------

LONG  TERM  LIABILITIES:
    Long-term  debt                                                                205,150           220,763
    Deferred  income  taxes                                                          8,396             7,396
    Accrued  pension  and  other  benefit  liabilities                              27,912            27,622
    Other                                                                            9,500             9,213
                                                                            ---------------     -------------
       Total  long-term  liabilities                                               250,958           264,994
                                                                            ---------------     -------------

STOCKHOLDERS'  EQUITY:
    Common  stock,  $.01  par  value  per  share,  21,000,000  shares
       authorized  and  16,226,815  shares  issued  and outstanding                    162               162
    Additional  paid-in  capital                                                   155,349           155,349
    Foreign  currency  translation  adjustment                                        (319)             (825)
    Minimum  pension  liability  adjustment                                         (1,761)           (1,761)
    Retained  earnings                                                              34,404            25,171
                                                                            ---------------     -------------
       Total  stockholders'  equity                                                187,835           178,096
                                                                            ---------------     -------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                    $568,243          $573,536
                                                                            ---------------     -------------
                                                                            ---------------     -------------

       See  notes  to  consolidated  financial  statements.


STANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  INCOME
($  In  Thousands,  Except  Share  Data)
(Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                        June 30,                            June 30,
                                                             -------------------------------      ------------------------------
                                                                 1996              1995               1996             1995
                                                             --------------     ------------      --------------    ------------

NET  SALES                                                        $156,691         $144,240            $320,478        $304,878
COST  OF  SALES                                                    117,831          110,458             241,175         232,877
                                                             --------------     ------------      --------------    ------------
GROSS  MARGIN                                                       38,860           33,782              79,303          72,001
                                                             --------------     ------------      --------------    ------------

OPERATING  EXPENSES:
    Selling,  general  and  administrative                          25,065           22,793              49,751          46,452
    Amortization  of  intangible  assets                             1,287            1,152               2,571           2,290
    Management  fee and expenses                                       212              212                 425             425
    Restructuring charges                                                               589                               1,561
                                                             --------------     ------------      --------------    ------------
      Total  Operating  Expenses                                    26,564           24,746              52,747          50,728
                                                             --------------     ------------      --------------    ------------
INCOME  FROM  OPERATIONS                                            12,296            9,036              26,556          21,273
                                                             --------------     ------------      --------------    ------------

OTHER  CHARGES  (CREDITS):
    Interest  expense                                                4,453            5,722               9,057          11,238
    Other                                                              (89)             262                (450)           (351)
                                                             --------------     ------------      --------------    ------------
      Total  Other  Charges                                          4,364            5,984               8,607          10,887
                                                             --------------     ------------      --------------    ------------

INCOME  BEFORE  INCOME  TAXES                                        7,932            3,052              17,949          10,386
PROVISION  FOR  INCOME  TAXES                                        3,592            1,581               8,067           4,753
                                                             --------------     ------------      --------------    ------------

NET  INCOME                                                         $4,340           $1,471              $9,882          $5,633
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------     -----------


PRIMARY  INCOME  PER
  SHARE  OF  COMMON  STOCK:                                          $0.26            $0.09               $0.59           $0.34
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------    ------------
     Average  Common  Stock
        and  Equivalents  Outstanding                               16,646           16,729              16,625          16,811
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------    ------------


FULLY  DILUTED  INCOME  PER
  SHARE  OF  COMMON  STOCK:                                          $0.26            $0.09               $0.59           $0.34
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------    ------------
     Average  Common  Stock
        and  Equivalents  Outstanding                               16,696           16,729              16,710          16,811
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------    ------------


DIVIDENDS PER SHARE                                                  $0.02            $0.02               $0.04           $0.04
                                                             --------------     ------------      --------------    ------------
                                                             --------------     ------------      --------------    ------------

See  notes  to  consolidated  financial  statements.


STANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
($  In  Thousands)
(Unaudited)


                                                                       Foreign       Minimum
                                                      Additional      Currency       Pension                     Total
                                          Common       Paid-in      Translation     Liability     Retained    Stockholders'
                                          Stock        Capital       Adjustment     Adjustment    Earnings       Equity
                                       -----------  ------------   ------------   -------------  ----------  --------------

Balance at January 1, 1996                    $162      $155,349          ($825)        ($1,761)    $25,171        $178,096

Net income through June 30, 1996                                                                      9,882           9,882

Translation adjustment                                                      506                                         506

Common stock dividends                                                                                 (649)           (649)

                                       -----------  ------------   ------------  --------------  ----------  --------------
Balance at June 30, 1996                      $162      $155,349          ($319)        ($1,761)    $34,404        $187,835
                                       -----------  ------------   ------------  --------------  ----------  --------------
                                       -----------  ------------   ------------  --------------  ----------  --------------































See  notes  to  consolidated  financial  statements.


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
($ In Thousands)
(Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                           1996                 1995
                                                                                      ----------------    -----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                                                 $9,882               $5,633
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization of intangible assets                                      13,353               12,359
       Amortization of debt issuance cost                                                         386                  380
       Loss on disposal of assets                                                                 208                   34
       Provision for deferred taxes                                                             1,744                3,228
       Changes in assets and liabilities:
          Decrease in accounts receivable                                                       5,740                9,846
          Increase in inventories                                                              (4,044)             (12,162)
          Decrease (increase) in prepaid expenses and other current assets                        886               (2,494)
          Decrease in accounts payable and accrued liabilities                                 (5,203)             (24,426)
          Decrease (increase) in other assets                                                     693                 (512)
          Increase in other liabilities                                                           577                  987
                                                                                      ----------------    -----------------
             Net operating activities                                                          24,222               (7,127)
                                                                                      ----------------    -----------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                                      (12,765)              (9,749)
    Proceeds from sale of fixed assets                                                            266                  185
                                                                                      ----------------    -----------------
             Net investing activities                                                         (12,499)              (9,564)
                                                                                      ----------------    -----------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds from issuance of long-term debt                                                    3,420                    0
    Repayment of term loans                                                                   (12,213)              (3,818)
    Net (repayments) borrowings on revolving loans                                             (2,824)              20,002
    Payment of dividends                                                                         (649)                (650)
                                                                                      ----------------    -----------------
             Net financing activities                                                         (12,266)              15,534
                                                                                      ----------------    -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           152                  488
                                                                                      ----------------    -----------------

DECREASE  IN  CASH                                                                               (391)                (669)

CASH:
    Beginning of period                                                                         3,258                1,517
                                                                                      ----------------    -----------------

    End of period                                                                              $2,867                 $848
                                                                                      ----------------    -----------------
                                                                                      ----------------    -----------------







See notes to consolidated financial statements.

                       STANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Stant Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to current year presentation.

2.  Inventory

Inventories at June 30, 1996 and December 31, 1995 consist of the following ($000's):



                                          June 30,           December 31,
                                            1996                 1995
- -------------------------------------------------------------------------
Raw materials                              $11,893               $12,295
Work in process and components              39,971                41,697
Finished goods                              46,351                40,069
- -------------------------------------------------------------------------
Total valued on first-in,
     first-out (FIFO) basis                 98,215                94,061
Less reduction to last-in,
   first-out (LIFO) cost                    (2,036)               (1,926)
- -------------------------------------------------------------------------
Total                                      $96,179               $92,135
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------


At June 30, 1996 and December 31, 1995 approximately $75,321,000 and $76,521,000, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $77,357,000 and $78,447,000 at June 30, 1996 and December 31, 1995,
respectively.

                       STANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 1996


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


4.  Contingencies

There are certain environmental matters and other potential or actual legal claims pending against the Company, the most recent of which are described in
Part II, Item 1 of this Form 10-Q. The contingencies with no significant activity during the first six months of 1996 are described in the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for such year.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Financial Overview - For the second quarter of 1996, net income increased nearly three fold to $4.4 million, or $.26 per share, versus net income of $1.5 million, or $.09 per share, for the same period last year. Year-to-date net income in 1996 increased 75% to $9.9 million, or $.59 per share, from $5.6 million, or $.34 per share, last year; a Company record for the first six months of a year. Net income in 1995 included a restructuring charge of $.02 per share ($.4 million net of tax) for the second quarter and $.05 per share ($.9 million net of tax) on a year-to-date basis. Net sales increased 9% to $156.7 million for the second quarter of 1996 and increased 5% to $320.5 million year-to-date, compared with $144.2 million and $304.9 million, respectively, for the same periods last year. Income from operations increased 36% to $12.3 million for the second quarter and increased 25% to $26.6 million on a year-to-date basis. Financial results for 1995 were impacted by weaker demand in the aftermarket. Demand for the Company's products in 1996 continues to be stronger than it was last year and if this continues, management believes that financial results for the remainder of 1996 should compare favorably with last year, although the improvement in the second half of 1996 will not be as significant as it was in the first half of the year.


Net sales - As a supplier to the automotive parts industry, the Company operates within one business segment. The following table classifies the Company's consolidated net sales by its operations in geographic areas. North America includes the Company's operations in the United States as well as Mexico, while foreign includes the United Kingdom, Australia and Argentina (in millions):


                                 Three Months              Six Months
                                 Ended June 30,          Ended June 30,
- -----------------------------------------------------------------------
                                 1996        1995       1996       1995
- -----------------------------------------------------------------------
North America:
  Original Equipment          $  80.5     $  72.4     $152.5     $150.0
  Aftermarket                    52.1        47.7      121.2      106.0
  Industrial                     10.6         9.7       20.5       20.0
- -----------------------------------------------------------------------
  Subtotal - North America      143.2       129.8      294.2      276.0
- -----------------------------------------------------------------------
Foreign:
  Original Equipment              7.8         8.4       14.2       16.2
  Aftermarket                     5.7         6.0       12.1       12.7
- -----------------------------------------------------------------------
  Subtotal - Foreign             13.5        14.4       26.3       28.9
- -----------------------------------------------------------------------
TOTAL                          $156.7      $144.2     $320.5     $304.9
- -----------------------------------------------------------------------
- -----------------------------------------------------------------------


Three Months Ended June 30, 1996 Compared with the
Three Months Ended June 30, 1995

Total sales for North America were $143.2 million for the second quarter of 1996, a 10% increase over 1995 sales of $129.8 million. All markets experienced sales increases over the same period last year. In the automotive original equipment market (the "OE market"), North American combined production of cars and light trucks for the second quarter of 1996 increased approximately 7% from the 1995 level. As a result of increased production levels by vehicle manufacturers, as well as new products and higher content on vehicle platforms, the Company's OE market sales in North America increased 11% compared with the prior year. Automotive aftermarket (the "aftermarket") sales in North America increased 10% for the second quarter of 1996. While demand was weak in 1995, due in part to a mild winter and high customer inventories, in 1996 demand for the Company's "Exact Fit" wiper blade was strong and sales of aftermarket thermostats and heaters posted substantial increases over the prior year. Sales to the industrial market also increased 8% over the prior year.

Foreign entity sales for the second quarter of 1996 were $13.5 million in 1996 compared with $14.4 million in the second quarter of 1995.
                                     Page 9

Gross margin for the second quarter of 1996 was $38.9 million, an increase of $5.1 million, or 15%, compared with the same period of 1995. Gross margin, as a percentage of net sales, increased to 24.8% in 1996 from 23.4% in 1995. Increased sales volume and cost reduction programs contributed to improved operating margins, particularly at Trico Products Corporation ("Trico"), the Company's windshield wiper systems subsidiary, although the benefit of the cost reduction programs continue to be shared with the Company's customers.

Selling, general and administrative ("SG&A") expense for the second quarter of 1996 was $25.1 million, a 10% increase over the $22.8 million for the same period of 1995, primarily due to additional advertising and selling expenses. SG&A expense as a percentage of net sales increased slightly to 16.0% from 15.8% in 1995.

Income from operations for the second quarter of 1996 was $12.3 million on net sales of $156.7 million, an increase of $3.3 million, or 36%, from $9.0 million on net sales of $144.2 million for the same period of 1995. In 1995 income from operations included a restructuring charge of $.6 million ($.4 million net of tax, or $.02 per share) and other charges associated with the restructuring of $.5 million ($.3 million net of tax, or $.02 per share).

Interest expense for the second quarter of 1996 was $4.5 million, compared with $5.7 million for the same period in 1995. Lower interest rates and debt levels in 1996 resulted in a $1.2 million decrease in interest expense for the second quarter compared with the prior year.

The provision for income taxes of $3.6 million for the second quarter of 1996 and $1.6 million for the same period of 1995 represent effective tax rates of 45.3% and 51.8%, respectively. The decrease in the effective rate results from a constant level of permanent differences and an increase in income before taxes.

Six Months Ended June 30, 1996 Compared with the Six Months Ended June 30, 1995

Total sales for North America were $320.5 million for the first half of 1996, a 5% increase over 1995 sales of $304.9 million. Aftermarket sales in North America increased 14% compared with the prior year. While demand was weak in 1995, due in part to a mild winter and high customer inventories, in 1996 aftermarket sales of wipers and thermostats increased significantly. Promotional programs for certain products and strong demand for Trico's newly introduced "Exact Fit" wiper product also contributed to the increase in aftermarket sales. In the OE market, North American combined production of cars and light trucks for the first half of 1996 was slightly lower than the 1995 level. However, the Company's North American OE sales increased 2% on a year-to-date basis, as higher content on vehicle platforms and new product introductions more than offset reduced OE production, price decreases and lost 1996 model year business.

Foreign entity sales for the first half of 1996 were $26.3 million in 1996 compared with $28.9 million in the first six months of 1995.

Gross margin for the first half of 1996 was $79.3 million, an increase of $7.3 million, or 10%, compared with the same period of 1995. Gross margin, as a percentage of net sales, increased to 24.7% in 1996 from 23.6% in 1995. The increase in gross margin was due principally to increased sales volume, a higher mix of aftermarket sales, which historically carry a higher gross margin percentage than sales to the OE market, and improved operating margins by Trico. Although it appears that demand has rebounded from the reduced level experienced in 1995, aftermarket margins have declined from historical levels, a result of price competition and consolidation trends within distribution channels. Additionally, the Company has partially offset the effect of OE market and aftermarket price concessions on its gross margin by cost savings realized through cost reduction programs.

Selling, general and administrative ("SG&A") expense for the first half of 1996 was $49.8 million, a 7% increase over the $46.5 million for the same period of 1995, primarily due to additional selling and engineering expense. SG&A expense as a percentage of net sales increased slightly to 15.5% from 15.2% in 1995, the result of a higher mix of aftermarket sales, which carry higher selling and shipping expenses, than do sales to the OE market.

Income from operations for the first half of 1996 was $26.6 million on net sales of $320.5 million, an increase of $5.3 million, or 25%, from $21.3 million on net sales of $304.9 million for the same period of 1995. In 1995, income from operations included a restructuring charge of $1.6 million ($.9 million net of tax, or $.05 per share) and other charges associated with the restructuring of $.5 million ($.3 million net of tax, or $.02 per share).

Interest expense for the first half of 1996 was $9.1 million, compared with $11.2 million for the same period in 1995. Lower interest rates and debt levels in 1996 resulted in a $2.1 million decrease in interest expense for the first half of 1996 compared with the prior year.

The provision for income taxes of $8.1 million for the first six months of 1996 and $4.8 million for the same period of 1995 represent effective tax rates of 44.9% and 45.8%, respectively. The decrease in the effective rate results from a constant level of permanent differences and an increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were strong in the first six months of 1996, totalling $24.2 million compared with a negative $7.1 million in the first six months of 1995. Operating cash flows for the first six months of 1995 reflected the use of significant cash to fund acquisition related expenditures as shown by the reduction in accounts payable and accrued liabilities. In 1996, increased net income, adjusted for non-cash charges for depreciation and amortization, and a $5.7 million decrease in accounts receivable provided significant operating cash flows, offset slightly by a $4.0 million increase in inventory levels. Despite increased sales, inventory management and reduction programs have enabled the Company to maintain inventories at a lower level than during the same period last year. During 1996, management has placed significant focus on working capital management.

Cash flows utilized by investing activities reflect $12.8 million for capital expenditures in the first half of 1996, as compared with $9.7 million in 1995. The higher level of capital expenditures includes the purchase of a previously leased manufacturing facility located in Pontypool, Wales. The Company still expects 1996 capital expenditures, excluding capital leases, to total between $22 and $27 million. The Company also entered into a long-term capital lease in early 1996 for a new wiper system technology center for which the Company recently completed construction. This facility will now support all research and development as well as sales activities of Trico. The lease requires aggregate annual payments which range from $.9 million to $1.0 million through 2016.

Positive operating cash flows during the first half of 1996 were also used to fund $15.0 million in debt reductions, including $12.2 million in payments on the Company's term loans and $2.8 million in net payments on the Company's revolving loans. Financing activities also included new borrowings of $3.4 million used to finance a portion of the Pontypool facility purchase discussed above. At June 30, 1996 the Company had $82.4 million available for future borrowings under its revolving and swing line credit facilities.

The Company expects that, absent a significant acquisition, cash flows from operating activities will be sufficient to fund working capital needs, capital expenditures and debt reductions in 1996. Revolving credit borrowings under the Company's credit agreement are available to meet temporary working capital requirements as well as for future acquisitions.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

On page 11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the caption "Item 1. Business - Environmental Compliance
- - The Waltham, Massachusetts Facility" the Company reported with respect to the presence of volatile organic compounds and petroleum hydrocarbons in the soil and groundwater at the Waltham, Massachusetts facility (the "Waltham Plant") of
Standard-Thomson   Corporation   ("STC"),  a  wholly  owned  subsidiary  of  the
Corporation. On June 13, 1996, STC was notified by Raytheon Company ("Raytheon") pursuant to the Massachusetts Oil and Hazardous Material Release Prevention and Response Act (the "Massachusetts Act") of STC's potential liability for groundwater contamination at Raytheon's property (the "Raytheon Site") which adjoins the Waltham Plant. In that notice, Raytheon stated that (i) it had already expended in excess of $2.5 million in connection with the investigation and remediation of groundwater at its property, (ii) future costs associated with the remediation may exceed $4 million, and (iii) the total of all past and future investigation and remediation costs could total about $7 million. In the notice, Raytheon proposed that STC pay 50% of all such investigation and remediation costs.

In addition, Raytheon is a defendant in an action brought by Barry Wright Corporation ("Barry Wright"), in which Barry Wright alleges that contaminated groundwater is migrating from the Raytheon Site onto property owned by a Barry Wright affiliate (the "Barry Wright Site"). In that action Barry Wright is seeking approximately $1 million in response costs from Raytheon. Barry Wright and Raytheon have both indicated their intention to name STC as a defendant in that action. In addition, on July 1, 1996 STC was notified by Barry Wright pursuant to the Massachusetts Act of STC's potential joint and several liability with Raytheon for groundwater contamination of the Barry Wright Site. In that notice Barry Wright did not suggest an apportionment of liability between Raytheon and STC.

A voluminous number of documents and technical data which are in the possession of Raytheon and/or Barry Wright, and which relate to either the Raytheon site or the Barry Wright site, have not yet been reviewed by the Company. Accordingly, the Company is not able to make a fully informed judgment as to whether, or to what extent, STC is liable to either Raytheon or Barry Wright for investigation and remediation costs associated with the groundwater contamination at the Raytheon and Barry Wright sites. However, based upon the facts of which management is aware at this time, management does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented by proxy at the Annual Meeting of Stockholders held on May 1, 1996:

1.      Election of Directors:  The following directors were elected:


                                                 Votes             Term
                               Votes For       Withheld          Expiring
Edward O. Gaylord             15,623,123        18,271             1999
Ward W. Woods                 15,623,023        18,371             1999


2. Approval of the appointment of Deloitte & Touche LLP: The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's auditors was approved. There were 15,634,774 votes in favor of appointment, 2,420 votes against and 4,200 votes withheld.


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




                                STANT CORPORATION
                                  (Registrant)




August 14, 1996                  David R. Paridy
- ---------------                  --------------------------
  (Date)                        David R. Paridy, President
                                and Chief Executive Officer




August 14, 1996                  Thomas E. Schmitt
- ---------------                  ----------------------------
  (Date)                        Thomas E. Schmitt, Senior Vice President and
                                Chief Financial Officer
                                (Principal Accounting and Financial Officer)