Form 10-Q
period 1996-09-30
STANT CORP
filed 1996-11-08
CIK 906523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996


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

         Yes    X          No


The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 1, 1996 was 16,226,815 shares.

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

                  None

         Item 3 -- DEFAULT UPON SENIOR SECURITIES

                  None

         Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS

                  None

         Item 5 -- OTHER INFORMATION

                  None

         Item 6 -- EXHIBITS AND REPORTS ON FORM 8-K:                      12
                  (a) Exhibits

                  (b) No Form 8-K's were filed during the quarter
                      ended September 30, 1996

SIGNATURE PAGE                                                            13


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
($  In  Thousands,  Except  Share  Data)
                                                                                    September 30,      December 31,
                                                                                        1996               1995
                                                                                 ----------------   --------------
                                                                                  (Unaudited)
    ASSETS

CURRENT  ASSETS:
    Cash                                                                                   $3,519            $3,258
    Trade  accounts  receivable, net                                                      117,058           116,155
    Other  accounts  receivable,  net                                                       3,764             6,189
    Inventory                                                                              94,365            92,135
    Prepaid  expenses                                                                       6,526             7,014
    Deferred  income  taxes                                                                 1,413             1,413
                                                                                 ----------------   ---------------
        Total  current  assets                                                            226,645           226,164
                                                                                 ----------------   ---------------

PROPERTY,  PLANT  AND  EQUIPMENT , NET                                                    184,241           174,211
                                                                                 ----------------   ---------------
OTHER  ASSETS:
    Intangible  assets,  net                                                              161,321           166,470
    Deferred  financing  costs,  net                                                        4,103             4,746
    Other                                                                                   2,301             1,945
                                                                                 ----------------   ---------------
        Total  other  assets                                                              167,725           173,161
                                                                                 ----------------   ---------------

TOTAL ASSETS                                                                             $578,611          $573,536
                                                                                 ----------------   ---------------
                                                                                 ----------------   ---------------
    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
    Current  portion  of  long-term  debt  and  notes  payable                            $34,780           $29,620
    Accounts  payable                                                                      43,342            48,850
    Accrued  liabilities                                                                   48,239            46,949
    Income  taxes  payable                                                                  6,882             5,027
                                                                                 ----------------   ---------------
        Total  current  liabilities                                                       133,243           130,446
                                                                                 ----------------   ---------------

LONG  TERM  LIABILITIES:
    Long-term  debt                                                                       208,146           220,763
    Deferred  income  taxes                                                                 8,909             7,396
    Accrued  pension  and  other  benefit  liabilities                                     26,296            27,622
    Other                                                                                   8,746             9,213
                                                                                 ----------------   ---------------
        Total  long-term  liabilities                                                     252,097           264,994
                                                                                 ----------------   ---------------

STOCKHOLDERS'  EQUITY:
    Common  stock,  $.01  par  value  per  share,  21,000,000  shares
        authorized  and  16,226,815  shares  issued  and outstanding                          162               162
    Additional  paid-in  capital                                                          155,349           155,349
    Foreign  currency  translation  adjustment                                               (193)             (825)
    Minimum  pension  liability  adjustment                                                (1,761)           (1,761)
    Retained  earnings                                                                     39,714            25,171
                                                                                 ----------------   ---------------
        Total  stockholders'  equity                                                      193,271           178,096
                                                                                 ----------------   ---------------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                           $578,611          $573,536
                                                                                 ----------------   ---------------
                                                                                 ----------------   ---------------

See  notes  to  consolidated  financial  statements.


STANT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  INCOME
($  In  Thousands,  Except  Share  Data)
(Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                      -------------------------------   -------------------------------
                                                            1996             1995              1996             1995
                                                      ---------------   -------------    ---------------  -------------

NET  SALES                                                   $161,203        $144,911         $481,681         $449,789
COST  OF  SALES                                               119,209         109,143          360,384          342,020
                                                      ---------------   -------------    -------------    -------------
GROSS  MARGIN                                                  41,994          35,768          121,297          107,769
                                                      ---------------   -------------    -------------    -------------

OPERATING  EXPENSES:
    Selling,  general  and  administrative                     25,976          22,638           75,727           69,090
    Amortization  of  intangible  assets                        1,311           1,152            3,882            3,442
    Management  fee and expenses                                  212             213              637              638
    Restructuring charges                                                          24                             1,585
                                                      ---------------   -------------    -------------    -------------
      Total  Operating  Expenses                               27,499          24,027           80,246           74,755
                                                      ---------------   -------------    -------------    -------------
INCOME  FROM  OPERATIONS                                       14,495          11,741           41,051           33,014
                                                      ---------------   -------------    -------------    -------------

OTHER  CHARGES  (CREDITS):
    Interest  expense                                           4,670           5,422           13,727           16,660
    Other                                                        (229)           (306)            (679)            (657)
                                                      ---------------   -------------    -------------    -------------
      Total  Other  Charges                                     4,441           5,116           13,048           16,003
                                                      ---------------   -------------    -------------    -------------

INCOME  BEFORE  INCOME  TAXES                                  10,054           6,625           28,003           17,011
PROVISION  FOR  INCOME  TAXES                                   4,419           3,018           12,486            7,771
                                                      ---------------   -------------    -------------    -------------

NET  INCOME                                                    $5,635          $3,607          $15,517           $9,240
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------

PRIMARY  INCOME  PER
  SHARE  OF  COMMON  STOCK:                                     $0.34           $0.22            $0.93            $0.55
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------
     Average  Common  Stock
        and  Equivalents  Outstanding                          16,624          16,629           16,625           16,747
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------


FULLY  DILUTED  INCOME  PER
  SHARE  OF  COMMON  STOCK:                                     $0.34           $0.22            $0.93            $0.55
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------
     Average  Common  Stock
        and  Equivalents  Outstanding                          16,626          16,629           16,682           16,747
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------


DIVIDENDS PER SHARE                                             $0.02           $0.02            $0.06            $0.06
                                                      ---------------   -------------    -------------    -------------
                                                      ---------------   -------------    -------------    -------------

See  notes  to  consolidated  financial  statements.
                                     Page 4


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
($  In  Thousands)
(Unaudited)


                                                                       Foreign       Minimum
                                                        Additional    Currency       Pension                        Total
                                             Common       Paid-in   Translation    Liability     Retained     Stockholders'
                                              Stock       Capital    Adjustment    Adjustment    Earnings         Equity
                                         ----------- ------------ ------------- -------------  ------------ ---------------
Balance at January 1, 1996                      $162     $155,349         ($825)      ($1,761)      $25,171        $178,096

Net income through September 30, 1996                                                                15,517          15,517

Translation adjustment                                                      632                                         632

Common stock dividends                                                                                 (974)           (974)

                                         ----------- ------------ ------------- -------------  ------------ ---------------
Balance at September 30, 1996                   $162     $155,349         ($193)      ($1,761)      $39,714        $193,271
                                         ----------- ------------ ------------- -------------  ------------ ---------------
                                         ----------- ------------ ------------- -------------  ------------ ---------------































See notes to consolidated financial statements.


STANT  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
($ In Thousands)
(Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                        1996                 1995
                                                                                  -----------------   ----------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                                              $15,517             $9,240
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization of intangible assets                                   20,228             18,838
        Amortization of debt issuance cost                                                      579                572
        Loss on disposal of assets                                                              308                 47
        Provision for deferred taxes                                                          2,257              3,749
        Other                                                                                  (111)                 0
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                                         1,560            (10,003)
           Increase in inventories                                                           (2,230)            (3,597)
           Decrease (increase) in prepaid expenses and other current assets                     493             (2,928)
           Decrease in accounts payable and accrued liabilities                              (2,399)           (27,562)
           Decrease in other assets                                                             322                164
           Increase (decrease) in other liabilities                                          (1,793)               354
                                                                                  -----------------   ----------------
              Net operating activities                                                       34,731            (11,126)
                                                                                  -----------------   ----------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Capital expenditures                                                                    (17,356)           (14,429)
    Proceeds from sale of fixed assets                                                          343             14,755
                                                                                  -----------------   ----------------
              Net investing activities                                                      (17,013)               326
                                                                                  -----------------   ----------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Proceeds from issuance of long-term debt                                                  3,420                  0
    Repayment of term loans                                                                 (19,120)            (6,910)
    Net (repayments) borrowings on revolving loans                                             (901)            18,043
    Payment of dividends                                                                       (974)              (975)
                                                                                  -----------------   ----------------
              Net financing activities                                                      (17,575)            10,158
                                                                                  -----------------   ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         118                539
                                                                                  -----------------   ----------------

INCREASE (DECREASE)  IN  CASH                                                                   261               (103)

CASH:
    Beginning of period                                                                       3,258              1,517
                                                                                  -----------------   ----------------

    End of period                                                                            $3,519             $1,414
                                                                                  -----------------   ----------------
                                                                                  -----------------   ----------------

SUPPLEMENTAL DISCLOSURE
    Noncash investing and financing activities:
        Capital lease obligations                                                            $9,063               $201



See notes to consolidated financial statements.

 STANT CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Stant Corporation and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Financial information as of December 31, 1995 has been derived from the audited consolidated financial statements of the Company. Revenue and operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K.

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to current year presentation.

2.  Inventory

Inventories at September 30, 1996 and December 31, 1995 consist of the following ($000's):



                                      September 30,         December 31,
                                           1996                  1995
------------------------------------------------------------------------
Raw materials                              $12,477               $12,295
Work in process and components              39,537                41,697
Finished goods                              44,294                40,069
------------------------------------------------------------------------
Total valued on first-in,
     first-out (FIFO) basis                 96,308                94,061
Less reduction to last-in,
   first-out (LIFO) cost                    (1,943)               (1,926)
------------------------------------------------------------------------
Total                                      $94,365               $92,135
------------------------------------------------------------------------


At September 30, 1996 and December 31, 1995 approximately $75,788,000 and $76,521,000, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $77,731,000 and $78,447,000 at September 30, 1996 and December 31, 1995,
respectively.

                       STANT CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 1996


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


4.  Contingencies

There are certain  environmental  matters and other  potential  or actual  legal claims pending against the Company which are described in the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1995 which are included in the Company's Annual Report on Form 10-K for such year and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.


5.   Acquisitions

During the quarter ended September 30, 1996 the Company executed an Asset Purchase Agreement (the "Agreement") with Witco Corporation and one of its wholly owned subsidiaries (collectively "Witco") to purchase Witco's business of selling LubriMatic brand lubricating greases and oils and certain related equipment, LubriMatic brand and private label hand-operated grease guns and certain related equipment and private label greases packaged in cartridges for use with such hand-operated grease guns. This acquisition, which was consummated on November 1, 1996 for a cash purchase price of approximately $11 million (subject to any post-closing adjustments as defined in the Agreement), is expected to contribute $30 million to the Company's consolidated revenues for 1997.

Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Financial Overview - For the third quarter of 1996, net income increased 56% to $5.6 million, or $.34 per share, versus net income of $3.6 million, or $.22 per share, for the same period last year. Year-to-date net income in 1996 increased 68% to $15.5 million, or $.93 per share, from $9.2 million, or $.55 per share, in 1995 which included a restructuring charge of $.06 per share ($.9 million net of tax). Net sales increased 11% to $161.2 million for the third quarter of 1996 and increased 7% to $481.7 million year-to-date, compared with $144.9 million and $449.8 million, respectively, for the same periods last year. Income from operations increased 23% to $14.5 million for the third quarter and increased 24% to $41.1 million on a year-to-date basis. Financial results in the first three quarters of 1995 were impacted by weaker demand in the aftermarket; however, sales of the Company's weather sensitive products rebounded in the fourth quarter of 1995 in part due to a return to more normal winter weather. Thus far in 1996 demand for the Company's products continues to be stronger than it was last year and the outlook for the year remains positive as the Company expects the fourth quarter will be comparable to last year's strong fourth quarter.


Net sales - As a supplier to the automotive parts industry, the Company operates within one business segment. The following table classifies the Company's consolidated net sales by its operations in geographic areas. North America includes the Company's operations in the United States as well as its maquiladora operations in Mexico, while foreign includes the United Kingdom, Australia and Argentina (in millions):



                                Three Months               Nine Months
                             Ended September 30,       Ended September 30,
--------------------------------------------------------------------------
                                1996       1995           1996        1995
--------------------------------------------------------------------------
North America:
  Original Equipment         $  72.0    $  60.9         $224.5      $210.9
  Aftermarket                   65.1       61.2          186.3       167.2
  Industrial                    10.3        8.7           30.8        28.7
--------------------------------------------------------------------------
  Subtotal - North America     147.4      130.8          441.6       406.8
--------------------------------------------------------------------------
Foreign:
  Original Equipment             6.6        6.9           20.8        23.1
  Aftermarket                    7.2        7.2           19.3        19.9
--------------------------------------------------------------------------
  Subtotal - Foreign            13.8       14.1           40.1        43.0
--------------------------------------------------------------------------
TOTAL                         $161.2     $144.9         $481.7      $449.8
--------------------------------------------------------------------------
--------------------------------------------------------------------------



Three Months Ended September 30, 1996 Compared with the Three Months Ended September 30, 1995

Total sales for North America were $147.4 million for the third quarter of 1996, a 13% increase over 1995 sales of $130.8 million. All markets experienced sales increases over the same period last year. The Company's sales in the automotive original equipment market (the "OE market") continued to be strong, increasing 18% in North America. The Company benefited from higher OE production as North American combined production of cars and light trucks for the third quarter of 1996 increased approximately 9% from the 1995 level. The Company also benefited from increased content on certain vehicle platforms and new business which more than offset price decreases and lost business. Automotive aftermarket (the "aftermarket") sales in North America increased 6% for the third quarter of 1996, where the success of the Company's "Exact-Fit" wiper blade program has contributed to increased wiper sales. Other Company products such as hose clamps also performed well in the quarter. Sales to the industrial market increased 19% over the prior year.

Foreign entity sales for the third quarter of 1996 were $13.8 million compared with $14.1 million in the third quarter of 1995.

Gross margin for the third quarter of 1996 was $42.0 million, an increase of $6.2 million, or 17%, compared with the same period of 1995. Gross margin, as a percentage of net sales, increased to 26.1% in 1996 from 24.7% in 1995. Increased sales volume, more efficient utilization of manufacturing capacity and cost reduction programs contributed to improved operating margins, although the benefit of the cost reduction programs continue to be shared with the Company's customers.

Selling, general and administrative ("SG&A") expense for the third quarter of 1996 was $26.0 million, a 15% increase over the $22.6 million for the same period of 1995, primarily due to additional selling and advertising expenses. SG&A expense as a percentage of net sales increased to 16.1% from 15.6% in 1995.

Income from operations for the third quarter of 1996 was $14.5 million on net sales of $161.2 million, an increase of $2.8 million, or 23%, from $11.7 million on net sales of $144.9 million for the same period of 1995

Interest expense for the third quarter of 1996 was $4.7 million, compared with $5.4 million for the same period in 1995. Lower debt levels and interest rates in the third quarter of 1996 versus the same period in 1995 resulted in a $.8 million decrease in interest expense.

The provision for income taxes of $4.4 million for the third quarter of 1996 and $3.0 million for the same period of 1995 represent effective tax rates of 44.0% and 45.6%, respectively. The decrease in the effective rate results from a relatively constant level of permanent differences and an increase in income before taxes.

Nine Months Ended September 30, 1996 Compared with the Nine Months Ended September 30, 1995

Total sales for North America were $441.6 million for the nine-month period of 1996, a 9% increase over 1995 sales of $406.8 million. Aftermarket sales in North America increased 11% compared with the prior year. While demand was weaker in the first three quarters of 1995, due in part to a mild winter and high customer inventories, in 1996 aftermarket sales of wipers and thermostats increased significantly. Promotional programs for certain products and strong demand for the Company's "Exact Fit" wiper product also contributed to the increase in aftermarket sales. In the OE market, North American combined production of cars and light trucks in 1996 increased approximately 2% on a year-to-date basis from the 1995 level. However, the Company's North American OE sales increased 6% on a year-to-date basis, as the Company also benefited from increased content on certain vehicle platforms and new business which more than offset price decreases and lost business. Sales to the industrial market increased 7% over the prior year.

Year-to date foreign entity sales were $40.1 million in 1996 compared with $43.0 million in 1995.

Gross margin for the nine-month period of 1996 was $121.3 million, an increase of $13.5 million, or 13%, compared with the same period of 1995. Gross margin, as a percentage of net sales, increased to 25.2% in 1996 from 24.0% in 1995. The increase in gross margin was due principally to increased sales volume, a slightly higher mix of aftermarket sales, which historically carry a higher gross margin percentage than sales to the OE market, and improved operating margins by the Company's windshield wiper systems unit, Trico Products Corporation ("Trico"). Although it appears that aftermarket demand has rebounded from the reduced level experienced in the first three quarters of 1995, aftermarket margins have declined from historical levels, a result of price competition and consolidation trends within distribution channels. The Company has however, been able to partially offset the effect of OE market and aftermarket price concessions on its gross margin by cost savings realized through cost reduction programs.

Selling, general and administrative expense for the nine-month period of 1996 was $75.7 million, a 10% increase over the $69.1 million for the same period of 1995, primarily due to additional selling, advertising and engineering expense. SG&A expense as a percentage of net sales increased slightly to 15.7% from 15.3% in 1995.

Income from operations for the nine-month period of 1996 was $41.1 million on net sales of $481.7 million, an increase of $8.0 million, or 24%, from $33.0 million on net sales of $449.8 million for the same period of 1995. In 1995, income from operations included a restructuring charge of $1.6 million ($.9 million net of tax, or $.06 per share) and other charges associated with the restructuring of $.6 million ($.3 million net of tax, or $.02 per share).

Interest expense for the nine-month period of 1996 was $13.7 million, compared with $16.7 million for the same period in 1995. Lower debt levels and interest rates in 1996 resulted in a $3.0 million decrease in interest expense for the current year-to-date period compared with the prior year.

The provision for income taxes of $12.5 million for the nine-month period of 1996 and $7.8 million for the same period of 1995 represent effective tax rates of 44.6% and 45.7%, respectively. The decrease in the effective rate results from a relatively constant level of permanent differences and an increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were strong for the nine-month period ended September 30, 1996, totaling $34.7 million compared with a negative $11.1 million in the first nine months of 1995. Operating cash flows for the comparable 1995 period were negatively impacted by a $10.0 million net increase in accounts receivable and the use of significant cash to fund expenditures related to the December 1994 acquisition of Trico as shown by the reduction in accounts payable and accrued liabilities. In 1996, increased net income, adjusted for non-cash charges for depreciation and amortization, provided significant operating cash flows. Also contributing to the improvement in operating cash flows is the emphasis management is placing on working capital management. Despite increased sales, inventory management and reduction programs have enabled the Company to maintain inventories at a lower level than during the same period last year.

Cash flows utilized by investing activities include $17.4 million year-to-date in 1996 for capital expenditures, as compared with $14.4 million in 1995. The higher level of capital expenditures includes the purchase of a previously leased manufacturing facility located in Pontypool, Wales. In early 1996 the Company also entered into a long-term capital lease for a new wiper system technology center to support all research and development as well as sales activities of Trico. During the third quarter construction of the facility was completed and the Company recorded the capital lease obligation of $8.5 million. The agreement provides for aggregate annual payments, including interest, of approximately $1.0 million, payable monthly, commencing in August, 1996 through July, 2016. The Company expects 1996 capital expenditures, excluding capital leases, to total between $24 and $27 million. Additionally, the Company will pay approximately $11 million in the fourth quarter related to the acquisition of the LubriMatic business.

Positive operating cash flows generated in 1996 were also used to fund $20.0 million in debt reductions, including $19.1 million in payments on the Company's term loans and $.9 million in net payments on the Company's revolving loans. Financing activities also included new borrowings of $3.4 million used to finance a portion of the Pontypool facility purchase discussed above. At September 30, 1996 the Company had $79.6 million available for future borrowings under its revolving and swing line credit facilities.

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




                                STANT CORPORATION
                                  (Registrant)




November 8, 1996                David R. Paridy
----------------                ---------------
  (Date)                        David R. Paridy, President
                                and Chief Executive Officer




November 8, 1996                Thomas E. Schmitt
----------------                -----------------
  (Date)                        Thomas E. Schmitt, Senior Vice President
                                and Chief Financial Officer
                                (Principal Accounting and Financial Officer)