Form 10-K405
period 1996-12-31
STANT CORP
filed 1997-03-27
CIK 906523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:                          Commission file number:
   December 31, 1996                                        33-63914


                                STANT CORPORATION
             (Exact name of Registrant as specified in its charter)

     Delaware                                           35-1768429
(State of Incorporation)                   (I.R.S. Employer Identification No.)

425 Commerce Drive
Richmond, Indiana                                          47374
(Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code: (765) 962-6655

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:
                     Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X      No
             ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, 16,226,815 shares of Common Stock of the Registrant were outstanding and the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the NASDAQ National Market System), excluding shares owned beneficially by affiliates, was approximately $96,800,000.

Certain information required by Items 7 and 8 of Part II of this Form 10-K is incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996. Certain information required by Items 10, 11, 12 and 13 of
Part III of this Form 10-K is incorporated by reference (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting of stockholders to be held April 30, 1997.

                                Table of Contents

                                                                           Page


PART I

    Item 1.  BUSINESS......................................................  1

    Item 2.  PROPERTIES.................................................... 19

    Item 3.  LEGAL PROCEEDINGS............................................. 21

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 21


PART II

    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.................................. 22

    Item 6.  SELECTED FINANCIAL DATA....................................... 23

    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.................. 24

    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 24

    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.................. 24


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 25

    Item 11.  EXECUTIVE COMPENSATION....................................... 25

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT........................................... 25

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 25

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K.............................. 25



Copyright (C) 1997 Stant Corporation.  All rights reserved.

The brand names mentioned in this Form 10-K -- Edelmann(R), Exact Fit(TM), Global I(TM), Ideal(R), Lev-R-Vent(R), LubriMatic(R), Nu-Vision(R), Plews(R), Pow'r Gear(R), Powercraft(R), Pre-Vent(R), Pro-Tuff(R), Roberk(R), Stant(R), Superstat(R), Trico(R), Tru-Flate(R) and Weir-Stat(R) -- are trademarks of Stant Corporation and its subsidiaries.

PART I

Item 1.  BUSINESS

General

         Stant Corporation ("Stant") is a holding company which, through its direct and indirect subsidiaries (Stant and such subsidiaries are referred to collectively as the "Company"), is a leading designer, manufacturer and distributor of a broad range of automotive parts and tools. The Company believes that it is one of the world's largest manufacturers of automotive windshield wiping systems and windshield wiper blades and refills, closure caps and engine thermostats; and a leading North American manufacturer of a variety of other automotive products, including hose clamps, heaters, grease guns and automotive tools. The Company also manufactures and sells a number of products for hardware, industrial and marine applications.

         The Company's products are sold primarily for use as original equipment by manufacturers of cars and trucks ("OEMs") and for use as replacement parts for cars and trucks (the "Aftermarket"). The Company serves as either a direct ("tier one") or as an indirect ("tier two") supplier to Chrysler Corporation, Ford Motor Company and General Motors Corporation, to most of the major foreign OEMs which operate in the United States (including CAMMI, Honda, Isuzu, Mazda, Mitsubishi, Nissan, NUMMI, Subaru, Suzuki, Toyota and Volkswagen) and to a limited number of the foreign manufacturing or assembly plants of the OEMs. In the Aftermarket, the Company believes that at least one of its products is sold in the vast majority of wholesale and retail automotive parts and distribution outlets in the United States, including the service departments of the OEMs ("OE Service"). The Company's ten largest Aftermarket customers (measured by dollar volume of sales in 1996) are listed below in alphabetical order:

      Advance Auto Parts         Four Seasons Manufacturing
      AutoZone, Inc.             General Motors Corporation*
      Chrysler Corporation*      National Automotive Parts Association (NAPA)
      CSK Auto Inc.              Pep Boys
      Ford Motor Company*        Wal-Mart Stores, Inc.


-------------------
*  Represents sales to OE Service only.

         Stant is incorporated in Delaware and its principal executive offices currently are located at 425 Commerce Drive, Richmond, Indiana 47374-2646. Stant's telephone number is (765) 962-6655. In early 1997, Stant announced a reorganization of its executive management team and the relocation of its corporate headquarters to Chicago, Illinois. Information with respect to the members of the new executive management team who have already joined the Company is set forth under "Item 1. Business - Executive Officers of the Registrant" and "- Business Experience of the Executive Officers" on pages 17 and 18.

Products

Windshield Wiping Systems and Systems Components

         The Company produces a wide range of high quality windshield wiping systems and systems components, including arms, blades, linkage mechanisms and modules. Management believes that front wiper blades and arms produced by the Company were original equipment on more than 70% of the cars and light trucks (gross vehicle weight of less than 8,500 pounds) produced in North America in 1996.

         Modular Systems. The Company produces numerous types of modular windshield wiping systems. These systems consist of the linkages, arms and blades produced by the Company and motors, plastic housings, manifold assemblies and other components purchased from third-party suppliers. These systems are sold directly to the OEMs as ready-to-install modules and serve to unitize traditional linkages to wiper motors, as well as incorporate other non-traditional components such as hose assemblies. Currently, the Company sells these systems to Ford Motor Company and Chrysler Corporation.

         Wiper Blades. The Company produces a full range of wiper blades in sizes ranging mainly from 11 to 24 inches. Wiper blades consist of a rubber wiping component attached to a fabricated metal or plastic structure. Wiper blades are sold primarily for use as original equipment or for installation as replacement parts by OE Service. Wiper blades are also sold in the Aftermarket under the "Trico," "Exact Fit," "Nu-Vision" and "Roberk" brand names, as well as certain private label names.

         Wiper Arms. The Company produces over 50 different types of wiper arms in various lengths and designs. Wiper arms connect the linkage and the wiper blade. These products are sold primarily for use as original equipment or for installation as replacement parts by OE Service. These products are also sold in the Aftermarket under the "Trico" brand.

         Linkages. The Company produces over 25 different types of linkages which are the intricate drive mechanisms that translate the rotary motion of the wiper motor to the associated sweeps of the wiper arm. Depending upon the particular design, vehicles may have one or two linkages. These products are sold by the Company primarily for use as original equipment.

         Other Products. The Company produces selected other related products, such as rear wiper arms and blades for use as original equipment, and winter blades and wiper blade refills for the Aftermarket.

Closure Caps and Fuel Valves

         The Company designs, manufactures and sells fuel filler caps, radiator caps and oil filler caps for both original equipment and Aftermarket applications. The Company's original equipment fuel filler caps must meet the design specifications of the OEMs and pass certain tests which ensure that vehicles comply with crash safety requirements of the federal motor vehicle safety standards promulgated by the United States National Highway Traffic Safety Administration. Additionally, the design specifications of the OEMs for fuel caps cover requirements and testing for emission control limitations promulgated by the United States Environmental Protection Agency (the "EPA") and state environmental protection authorities. Management believes that a fuel filler cap manufactured by the Company was original equipment on more than 90% of the cars and light trucks produced in North America in 1996. In addition, management believes over 50% of those vehicles have as original equipment a Company-manufactured radiator cap. The Company also designs, manufactures and sells valves for fuel vapor control for installation as original equipment. In the Aftermarket, the Company sells over 400 models of fuel and radiator caps, which cover substantially all car and light truck models currently in use in North America. The Company's closure cap products are sold under the "Stant," "Lev-R-Vent" and "Pre-Vent" trademarks, as well as certain private label names in the Aftermarket.

Engine Thermostats

         The Company designs, manufactures and sells thermostats for car, light truck and heavy duty (medium and heavy trucks, construction equipment and off-road) engine cooling systems in the original equipment market and the Aftermarket. Complex engine systems now rely heavily on closely maintained coolant temperatures to insure proper emissions levels, fuel economy and heater performance. Substantially all of the thermostats manufactured by the Company for the Aftermarket meet the design specifications of the OEMs. Management believes that a thermostat manufactured by the Company was original equipment on more than 25% of the cars and light trucks produced in North America in 1996. In the Aftermarket the Company's thermostats are sold under the "Stant," "Weir-stat" and "Superstat" brand names, as well as certain private label names.

Hose Clamps

         The Company designs, manufactures and sells stainless and carbon steel hose clamps, including worm gear hose clamps, used in cars and trucks in the original equipment market and the Aftermarket, and in hardware, industrial and marine applications. Clamps are designed and manufactured in a broad range of sizes and for a variety of sealing applications, including heating and air conditioning systems. The Company also manufactures no-hub couplings for the construction industry. The Company's clamp products are sold under various Company brand names, including "Ideal," "Pow'r Gear" and "Trico," and certain private label names.

Automotive Heaters

         The Company is a leading manufacturer of copper-brass and aluminum heaters for the North American Aftermarket. The Company's heater product line, which is sold under the Stant brand and a number of private label names, covers both domestic and imported cars and light trucks. The Company believes that it has the most extensive Aftermarket heater product line in North America and recently began selling heater products to the automotive original equipment market.

Automotive Tools

         The Company designs, manufactures and sells Aftermarket automotive tools in the following lines: "Plews" brand lubrication tools, including grease guns, oilers, funnels and liquid transfer pumps; "Tru-Flate" brand tire hardware and air accessories, including tire gauges, blowguns, tire repair materials and pneumatic connector fittings; and "Plews" brand professional specialty mechanic tools, including "Pro-Tuff" oil filter wrenches. The specialty tools product line consists of tools designed for a specific application which the Company manufactures or purchases and includes tools used for servicing brakes, ignitions, engine components, exhaust parts and for tune-ups.

         During the fourth quarter of 1996, the Company acquired the business of manufacturing and selling "LubriMatic" brand grease guns, and selling "LubriMatic" brand lubricating greases and oils and certain related equipment. This business, which is expected to add approximately $30 million of revenue in 1997, complements the Company's existing line of "Plews" brand lubrication tools, including grease guns and related equipment.

Other Products

         The Company also designs and manufactures automotive fittings, power steering hose and remanufactured power steering units, bellows and hazard warning flashers. These products are sold principally to the Aftermarket under various Company brand names, including "Edelmann," "Ideal" and "Powercraft," and several private label names. The Company also distributes air compressors for automotive use, Aftermarket steel brake lines, and automotive heating and cooling products, including water outlets, heater control valves and fan clutches, which are manufactured by third parties.

Product Development

         The Company believes that it is an industry leader in North America in its engineering and design capabilities with respect to windshield wiping systems, fuel and radiator caps, fuel valving components, automotive thermostats and hose clamps. The Company emphasizes product development to take advantage of marketing opportunities created by the frequent introduction by the OEMs of new models, changes made to existing models and changes required by government regulations. See "Markets" and "Competition" below.

         The Company maintains development engineering and testing facilities at each of its operating units. The Company has been expanding its product engineering, design, and research and development functions to provide value-added engineering and design services to the OEMs who have been increasing their reliance upon their suppliers to assist in the design and development of components and systems.

         In the summer of 1996, the Company opened a new 81,000 square foot technical and original equipment sales center for windshield wiping systems in Rochester Hills, Michigan (the "Michigan Technical Center"). The Michigan Technical Center, which is close to the engineering centers of the Company's principal original equipment customers, is designed to be a "best-in-class" technical center. It employs advanced computer aided design systems, including a proprietary "knowledge based" engineering system, and contains hot and cold weather and sound quality testing chambers to support the increasing design and development requirements of the Company's original equipment customers. Management believes that this facility enhances the Company's ability to be an industry leader in the integration of windshield wiping systems into the vehicles of an original equipment customer.

         Operations at the Michigan Technical Center are divided into three business units. Each unit has total responsibility for specific original equipment customers and includes a cross-functional team which is capable of handling new business development, customer satisfaction with respect to current business, product engineering, program management, launch engineering, business planning and strategy execution. The Michigan Technical Center was designed to facilitate implementation of the business unit concept with a dedicated layout based upon cross-functional team activities. Management believes that such teams enable quick, accurate communication, decision making and response time, and contribute to a reduction in the product development cycle time.

         In June 1995 the Company established a development team composed of engineers in the Company's technical centers in North America, the United Kingdom and Australia, with the objective of developing a new family of windshield wiper blades that would meet or exceed the increasing requirements of the global original equipment market. Prototypes of the new blades, which the Company refers to as "Global I," have already been demonstrated to a number of original equipment customers. The "Global I" blades are the first products developed by the Company using the combined talents of engineers on three continents. Some of the design objectives given to this development team, all of which are expected to be met or exceeded, are the following:

       - Design a new wiper blade with a competitive cost of manufacture by reducing the complexity of tooling, reducing the number of component parts and utilizing extruded, rather than molded, rubber.

       - Design a wiper blade which will achieve "best-in-class" performance in each of the following categories:

           - Wipe Quality                          - Blade Life
           - Wind Lift                             - Styling
           - Durability                            - Ease of Installation
           - Winter Performance                    - Smooth, Quiet Operation
           - Warranty Performance                  - Conformance to Glass

       - Improve customer satisfaction and warranty performance by reducing rejects after twelve months in service from 20 per 1,000 to 4 per 1,000.

         Management believes that when the design of the "Global I" blades is finalized, it will demonstrate to the marketplace the Company's ability to design a "best-in-class" wiper blade which fully addresses any perceived inadequacies in the blades currently manufactured by the Company and its principal competitors.

         During 1996, the Company began to market its Exact Fit brand of wiper blades on a national basis to the Aftermarket. As the name implies, Exact Fit blades are designed to fit a specific wiper arm type without the use of an adapter or the need to read complicated instructions. In addition, Exact Fit blades look virtually identical to the original equipment blades which they replace. The introduction of Exact Fit blades in 1996 was supported by a national consumer advertising campaign which featured the ease of installation of these blades. The Exact Fit product and the advertising line "They just click on easy." has won the Company awards from several major Aftermarket customers.

         In the first quarter of 1996, the Company opened a new "state of the art" fuel system testing laboratory at its Connersville, Indiana facilities. This new testing laboratory permits total fuel supply and vapor systems, and even complete vehicles, to be subjected to extremes of heat and cold on a year-round basis, a capability which the Company believes is unmatched currently by any of the Company's competitors and even most of the OEMs. Engineers at the Company's Connersville facilities are working on a number of new, and improvements to existing, products which deal with fuel vapor management systems and low leak emission requirements.

         In response to stricter government standards concerning emissions of hydrocarbons and on-board diagnostic systems for vehicles, the Company has developed advanced fuel cap designs which reduce emissions to less than one cc per minute (compared to prior caps which emitted more than ten cc's per minute) and which contain positive quick-on features. Such quick-on, low emission fuel caps manufactured by the Company will be on all 1998 model year cars and light trucks produced by Ford Motor Company.

         Federal law mandates that vehicle manufacturers install on-board refueling vapor recovery ("ORVR") systems on cars and light trucks beginning with cars in 1998. ORVR systems must be installed on 40% of new cars sold in the United States in 1998, 80% in 1999 and 100% in 2000 and thereafter; and 40% of new light trucks in 2001, 80% in 2002 and 100% in 2003 and thereafter. The Company has worked with domestic OEMs for the past nine years in order to develop products to serve this emerging market and will begin supplying ORVR components to two domestic OEMs for certain models beginning with the 1998 model year. Additionally, the Company currently is working with all the major Japanese OEMs which operate in the United States and Toyoda Gosei Co. Ltd. (the Company's fuel cap licensee in Japan) to develop ORVR components.

         The Clean Air Act Amendments of 1990 require a variety of mobile (i.e., vehicle) source controls to help the States meet national ambient air quality standards. The EPA has identified the evaporative emission control systems of vehicles as a possible source of escaping fuel vapors. States can receive credits for highway funding money by checking fuel caps to see if they are within specification. In response to the need of the States to begin checking fuel caps in a quick, accurate and efficient manner, during the fourth quarter of 1996, the Company began to market a fuel cap tester. Management believes that State testing of fuel caps will stimulate Aftermarket customers to demand higher quality replacement fuel caps. Many states are beginning to test fuel caps as a part of their automobile registration and inspection systems, as a way to satisfy regulations promulgated by the EPA under the Clean Air Act. The Company has also developed closure devices for fuel tanks which permit refueling without removing the cap and which will be compatible with automatic refueling systems which are currently being developed by a number of major oil companies. These closure devices are being designed for both the Aftermarket and original equipment applications. The Company anticipates that such products will be in test markets in the United States Aftermarket during 1997.

         The Company's research and development expenses for 1996, 1995 and 1994 were $6,698,000, $6,272,000 and $3,218,000, respectively. These amounts are net of the reimbursements by the OEMs for 1996, 1995 and 1994 of $699,000, $682,000 and $615,000, respectively.

Markets

         The automotive parts industry is composed of the original equipment market and the Aftermarket. The manufacture of individual components and systems for cars, trucks and other vehicles which are installed by the vehicle manufacturers as original equipment on new vehicles forms the original equipment market. The Aftermarket is comprised of the parts and services used to maintain and repair automobiles, trucks and other vehicles, as well as accessories not supplied with such vehicles when manufactured. The Company sells its products primarily to the automotive original equipment market and the Aftermarket. The Company also sells clamps, bellows and certain other products to the industrial market for use in the hardware, marine, appliance, construction and aviation industries.

         The following table classifies the Company's consolidated net sales by its manufacturing and assembly operations in geographic areas. North America includes the Company's manufacturing and assembly operations in the United States, Canada and Mexico, while Foreign includes the Company's manufacturing and assembly operations in the United Kingdom, Australia and Argentina.

                                                         (in Millions)
-------------------------------------------------------------------------------
Year Ended December 31,                           1996        1995        1994
-------------------------------------------------------------------------------
North America
    Automotive Original Equipment Market        $300.2      $279.2      $ 73.7
    Automotive Aftermarket                       261.5       240.1       176.8
    Industrial Market                             41.1        36.9        35.0
-------------------------------------------------------------------------------
Subtotal                                         602.8       556.2       285.5
-------------------------------------------------------------------------------
Foreign
    Automotive Original Equipment Market          27.7        29.8         1.3
    Automotive Aftermarket                        26.6        26.4         1.1
-------------------------------------------------------------------------------
Subtotal                                          54.3        56.2         2.4
-------------------------------------------------------------------------------
TOTAL                                           $657.1      $612.4      $287.9
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Original Equipment Sales

         As a tier one supplier, the Company sells its products directly to the OEMs through a sales force of approximately 12 Company employees, as well as through a select group of independent manufacturer's representative organizations which are paid by commission. As a tier two supplier, the Company sells its products through the Company's sales force to other automotive parts manufacturers which combine the Company's products with those of their own or of other automotive parts manufacturers and furnish to the OEMs a complete sub-assembly or system. The Company's marketing efforts toward the original equipment market are supported by engineering staffs and testing facilities at the Company's operating units which provide design, development and prototyping projects as a service to the engineering and platform groups at most North American, Australian and European car manufacturers. See "Product Development" above.

         The Company typically receives a purchase order from an OEM to produce a particular product for one or more model years. However, a firm order is created only when the Company receives a release under such a purchase order, which authorizes the Company to produce and deliver specific quantities of the product. OEMs issue releases for planning, raw material acquisition and production purposes over varying periods in advance of anticipated delivery dates. Once a purchase order is received by the Company from an OEM, the actual volume of parts produced under the purchase order in any given year is dependent upon the actual number of vehicles produced by the OEM. Actual production levels may vary significantly from the estimates provided by the customer and production may be delayed or canceled, all generally without any obligation on the part of the customer to compensate the Company. See "Competition" below.

Aftermarket and Industrial Sales

         In North America, Aftermarket and industrial sales and marketing efforts are managed by a sales force of approximately 20 Company employees who are supplemented by approximately 50 independent manufacturer's representative organizations which are paid by commission. In a few geographic areas, one manufacturer's representative is responsible for all of the Company's products. However, in most areas separate manufacturer's representatives are responsible for Aftermarket parts, automotive tools and industrial products.

         In the Aftermarket, the Company's products reach the ultimate consumer through a number of distribution channels, including automotive specialty retail stores, mass merchandisers, OE Service, quick-lube outlets, traditional service stations, warehouse distributors and jobbers. Certain of these channels of distribution, such as the automotive specialty retail stores and mass merchandisers, predominately sell to "do-it-yourself" consumers, while others, such as OE Service and traditional service stations, involve professional installation. In recent years, the relative importance and size of the automotive specialty retail stores, mass merchandisers and buying groups has increased, concentrating more buying power in the hands of fewer of the Company's Aftermarket customers. As a result of buying power being concentrated in fewer customers, as well as increased competition from abroad, price competition in the Aftermarket has been severe and margins have declined.

Export Sales

         Products which the Company manufactures in the United States are marketed outside of the United States principally through export marketing groups and a number of independent manufacturer's representative organizations which are paid by commission. Export sales from the United States accounted for approximately 3% of the Company's 1996 consolidated net sales, and were made primarily to customers in Canada, Mexico, Japan, Germany and the United Kingdom.

Foreign Subsidiaries, Affiliates and Licenses

         The Company has wholly owned subsidiaries in the United Kingdom and Australia which design, manufacture and sell windshield wiping systems and systems components, including arms, blades and linkage mechanisms, which are fitted to a major percentage of all cars made in the United Kingdom and Australia, and certain cars and light trucks in Europe and Japan. The Company believes that it is the leading supplier of such products to OEMs in both the United Kingdom and Australia. In South America, the Company is supporting original equipment and Aftermarket sales of wiper products through its wholly owned Argentine subsidiary, which assembles components manufactured in the United States and the United Kingdom into arms, blades and linkage mechanisms. Approximately 8% of the Company's 1996 consolidated net sales were represented by the sales of its United Kingdom, Australian and Argentine subsidiaries and, in the aggregate, sales of those subsidiaries are split approximately evenly between the original equipment market and the Aftermarket.

         The Company has four wholly owned Mexican operating subsidiaries, all of which are registered as maquiladora corporations and two of which are also registered as national suppliers to the Mexican automobile industry. As maquiladora corporations, these subsidiaries receive materials and parts in bond, primarily from the Company's United States operating units, and assemble them for delivery back into the United States. In addition, the Company has a minority joint venture interest in Mexico to manufacture and distribute clamps, and a minority joint venture interest in the Peoples Republic of China to manufacture and distribute automotive thermostats.

         Jidosha Denki Kogyo Company ("Jideco") of Japan and the Company have signed a joint venture agreement for North America and a letter of intent to create a European joint venture for the manufacture of front and rear windshield wiper motors. Jideco is a world leader in the manufacture of fractional horsepower motors for automotive applications and a tier one supplier of wiper systems to several Japanese OEMs.

         The Company has licensed a number of foreign companies to practice the art embodied in certain of the Company's patents, and also maintains technical exchange agreements with certain of these licensees. The Company does not receive significant revenues from such agreements, individually or in the aggregate. In addition, the Company has been granted licenses to practice the art embodied in certain patents and technical know-how owned by third parties. In the aggregate, the royalties and fees paid by the Company in respect of such license grants are not material.

Major Customers

         As a tier one or tier two supplier, sales of the Company's products for use by Ford Motor Company, General Motors Corporation or Chrysler Corporation, either as original equipment or for OE Service, represented approximately 22%, 15% and 10%, respectively, of the Company's 1996 consolidated net sales.

Competition

         The automobile parts and tools business has been and continues to be very competitive. In addition, as the automotive supply base becomes more global, the Company expects to experience more competition in North America from automotive parts suppliers who are based in Europe or the Far East. Among the primary competitive factors affecting the Aftermarket and the industrial market are price, product quality, breadth of product line, range of applications and customer service. Among the primary competitive factors affecting the automotive original equipment and certain portions of the industrial markets are the ability to provide low cost sophisticated products, prototyping and design assistance, systems capabilities, reliable product quality and on-time delivery. Competition in the automotive original equipment market is also affected by the extent to which OEMs produce their own parts.

         In order to reduce costs and improve the quality of their products, the OEMs are attempting to deal with fewer suppliers and to require that their remaining suppliers assume additional responsibility for upfront product design, engineering and project management services. To determine the suppliers with whom they will continue to deal, the OEMs have tightened the standards applicable to their suppliers for quality, cost reduction, delivery and service, and say that they will give a preference to suppliers who can serve them on a global basis. These actions by the OEMs have and will continue to reduce the number of tier one suppliers, and may also lead to consolidation among suppliers.

         As both a full system and component supplier, the Company competes for original equipment business at the beginning of the development of a new system or component, upon customer re-design of an existing system or component and upon an OEM's decision to outsource captive system or component production. Typically, new system or component development begins two to five years prior to the marketing of the platform(s) containing such system or component to the public. Once a supplier's design and prototype for a particular system or component for a specified platform have been approved by the OEM, production generally begins from 12 to 18 months later. The same supplier usually furnishes that system or component throughout the life cycle of the system or component (i.e., until the particular system or component on the specified platform is changed). Life cycles of systems and components vary, but typically last from two to eight years. Today, most systems and many components are sole sourced by the OEMs. Competitive price bidding is the exception, with most awards of original equipment business being made against target prices established by the OEM's platform team.

         Target prices typically decline over the life cycle of a system or component so that a supplier is required, at a minimum, to offset the effects of inflation through cost reduction and productivity improvement programs. The Company has such arrangements with most of its original equipment customers and, accordingly, the benefits of the Company's cost reduction and restructuring programs have been and will continue to be shared with its original equipment customers. In making such non-price competitive sourcing awards, management believes that its original equipment customers weigh total supplier performance, including prototyping and design assistance, systems capability, reliable product quality and on-time delivery, and ability to meet or beat the customer's target prices.

         To the extent that the Company is unable to obtain significant new business from the OEMs, the relatively long life cycles of the systems and components which it manufactures will cause a greater negative impact on the Company's financial condition than would be the case if the life cycles of such systems and components were shorter. In addition, the Company's ability to continue to meet the expectations of the OEMs with respect to quality, cost, delivery, service and expanded engineering support will increasingly be dependent on the Company's ability continuously to improve and sustain the competitive technological advantage which management believes the Company currently enjoys with respect to many of its product lines. Management believes that the Company's competitive technological advantage relates not only to its superiority in the areas of product engineering, design and research and development activities, but also to the quality and cost competitiveness of its plant operations. By year-end 1997, management expects that all of the Company's plants which produce systems or components for original equipment applications will be either QS 9000 or ISO 9000 certified.

         Many of the Company's products have a significant market share in their respective markets. While most of the markets for the Company's products are served by a limited number of competitors, competition is intense. In some cases, the competitors are substantially larger and more diversified than is the Company.

Patents and Trademarks

         The Company owns a number of patents relating to design features of a number of its products including fuel caps and fuel vapor recovery valves, windshield wiper blades and systems, thermostats and clamps, and also owns a number of registered trademarks in the United States and owns several patents and trademarks in foreign countries. Although in the aggregate these patents and trademarks are of importance to the Company, no single patent or trademark or group of patents or trademarks is material to its business as a whole, except for the Stant, Ideal and Plews trademarks in the United States, and the Trico trademark in the United States and United Kingdom.

Raw Materials and Inventory Management

         The principal raw materials used by the Company are stainless steel, cold-rolled steel, rubber, aluminum, copper, brass and plastic resins. The Company manufactures many of the component parts used in assembling its products. The Company also purchases certain components used in assembling its products as well as packaging materials and finished products. The Company has well-established supply sources for all major components it does not otherwise manufacture, and for raw materials, including readily available substitute sources of supply.

         The Company attempts to minimize its investment in inventory by coordinating purchasing and production activities with anticipated customer demands. In the automotive original equipment market, most of the customers provide anticipated releases four to eight weeks prior to expected delivery based on their estimated production schedules. In many cases, the Company is connected with the customer through electronic data interchange which allows for electronic ordering and, in some cases, periodic monitoring of the customers' requirements. Most of the Company's original equipment and Aftermarket customers have implemented the "Just In Time" delivery concept whereby the customer requires that the product be delivered in smaller quantities just prior to its need at the manufacturing plant or aftermarket distribution point.

Cyclical Industry, Backlog and Seasonality

         The automobile industry in general, and the North American automotive original equipment market in particular, is cyclical with new vehicle demand tied closely to overall economic strength. A significant decline in the demand for new automobiles could have an adverse effect on the Company. After attaining a peak of 13.6 million units in 1985, North American production of cars and light trucks fell to 11.4 million units in 1991. Since the low point in 1991, production has recovered and amounted to 14.9 million units in 1995 and 15.0 million units in 1996.

         Although opinions differ with respect to whether or not the Aftermarket is cyclical, management is of the opinion that this market is less affected by the strength or weakness of the overall economy than is the original equipment market.

         The Company sells a number of weather-sensitive products in the Aftermarket (such as heaters, thermostats, windshield wiper blades and refills, and radiator caps) and, accordingly, its results can be affected by the severity of the weather. In addition, since approximately 50% of the Company's consolidated net sales is derived from the automotive original equipment market, the Company experiences seasonally weak results in the second quarter due to model changeovers and plant idlings by the OEMs.

         When supplying the original equipment market, the Company does not have a firm order, and usually does not manufacture its products, until it has received a production release which specifies the quantity ordered and a delivery date. Generally such orders are shipped within four to eight weeks of receipt of the production release. As a result, the Company does not maintain a significant backlog of firm orders and believes that backlog is not material to its business.

Environmental Compliance

         The Company is subject to federal, state, local and foreign environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. Such laws and regulations provide for significant fines, penalties and liabilities, in certain cases without regard to whether the owner or operator of the property, or the person who generated hazardous or toxic substances disposed of on the property, knew of or was responsible for the release or presence of such hazardous or toxic substances. In addition, third parties may make claims for personal injuries and property damage associated with releases of hazardous or toxic substances.

         At some of its facilities, the Company utilizes or generates substances that are classified as hazardous under the United States Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Accordingly, there can be no assurance that substantial liabilities, in addition to those described below, will not be incurred by the Company in the future. In addition, the United States Clean Air Act Amendments of 1990 may impose additional emission control requirements on some of the equipment at certain of the Company's facilities. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, particularly because many of the regulations implementing the existing laws have not been promulgated. Nevertheless, the Company believes that as a general matter, its policies, practices and procedures are properly designed and implemented to ensure the Company's compliance with all current laws and regulations. While compliance requires continuing management efforts and expenditures by the Company, management believes that the costs associated with environmental compliance will not have a material adverse effect on the Company's financial condition, results of operations or cash flows, except that there could be such an effect on results of operations or cash flows for a particular financial reporting period.

         The Company or one of its domestic subsidiaries has been identified as a Potentially Responsible Party ("PRP") with respect to environmental matters arising at eleven sites which are under the jurisdiction of either the EPA or a state environmental department. The Company's exposure for material remediation costs at seven of these sites is considered remote. The four remaining sites are discussed below:

The Waltham, Massachusetts Facility

         Following the acquisition of Standard-Thomson Corporation ("STC") by the Company in 1988, the Company conducted a soil and groundwater investigation at STC's facility in Waltham, Massachusetts (the "Waltham Facility"). The investigation indicated the presence of volatile organic compounds and petroleum hydrocarbons in the soil and groundwater at the site. The Company reported these findings to the Massachusetts Department of Environmental Protection ("MDEP"). In 1992, MDEP authorized the Company to assess and remediate the hazardous material contamination without its direct oversight. During 1996, the Company completed a Phase II Comprehensive Site Assessment of the Waltham Facility, the primary objectives of which were to evaluate the nature and extent of contamination and potential risks to health, safety, public welfare and the environment. The Phase II study identified potential sources of oil and hazardous materials in the groundwater and soil and concluded that such contamination was limited to areas on and down-gradient (south) of the Waltham Facility, and a potential future risk to public welfare and the environment exists due to the presence of non-aqueous phase liquid which exceeds the upper concentration limits allowed by the applicable regulations issued by MDEP. During 1997, the Company will develop a Phase III Remedial Action Plan to evaluate appropriate response actions for residual soil and ground water contamination which may cause risk to the public.

         In June 1996, the Company was notified by Raytheon Company ("Raytheon") pursuant to the Massachusetts Oil and Hazardous Material Release Prevention and Response Act (the "Massachusetts Act") of the Company's potential liability for groundwater contamination at Raytheon's property (the "Raytheon Site") which adjoins the south property line of the Waltham Facility. In that notice, Raytheon stated that (i) it had already expended in excess of $2.5 million in connection with the investigation and remediation of ground water at its property, (ii) future costs associated with the remediation of its property may exceed $4 million, and (iii) the total of all past and future investigation and remediation costs could total about $7 million. In the notice, Raytheon proposed that the Company pay 50% of all such investigation and remediation costs.

         In addition, Raytheon is a defendant in an action brought by Barry Wright Corporation ("Barry Wright") in the Superior Court of the Commonwealth of Massachusetts in which action Barry Wright alleges that contaminated ground water is migrating from the Raytheon Site south onto property owned by a Barry Wright affiliate (the "Barry Wright Site"). In that action Barry Wright is seeking approximately $1 million in response costs from Raytheon. Barry Wright and Raytheon have both indicated their intention to name the Company as a defendant in that action.

         In July 1996, the Company was notified by Barry Wright pursuant to the Massachusetts Act of the Company's potential joint and several liability with Raytheon for reimbursement of response costs and for damage to property allegedly resulting from the migration of releases of hazardous materials at the Waltham Facility to property owned by Raytheon, where the Company's releases have become indivisibly mixed with releases from the Raytheon Site, forming a plume of contaminated ground water which has migrated and is migrating onto the Barry Wright Site. Barry Wright demanded approximately $200,000 for costs already incurred and approximately $700,000 for estimated future costs. Barry Wright also demanded any future amounts that must be spent by it to treat contaminated inflows beyond the existing ground water contamination at the Barry Wright Site, as well as certain additional costs, not yet known, which may become necessary for dealing with mid-depth ground water contamination at the Barry Wright Site. In that notice, Barry Wright did not suggest an apportionment of liability between Raytheon and the Company. Recent communications with Barry Wright indicate that further investigation has revealed that there may in fact be no future costs at the Barry Wright Site and that the demand against the Company may be reduced to past costs only.

         A voluminous number of documents and technical data which are in the possession of Raytheon and/or Barry Wright and which relate to either the Raytheon Site or the Barry Wright Site have not yet been reviewed by the Company. Accordingly, the Company is not able to make a fully informed judgment as to whether, and to what extent, the Company is liable to either Raytheon or Barry Wright for investigation or remediation costs associated with the ground water contamination at the Raytheon and Barry Wright Sites. However, based upon the facts of which management is aware at this time, management does not believe that the resolution of these matters will have a material adverse effect on the Company's financial condition, results of operations or cash flows, except that there could be such an effect on cash flows for a particular reporting period.

Pfohl Brothers Landfill

         In April 1992, the New York Department of Environmental Conservation (the "NYDEC") notified the Company and a number of other companies that the NYDEC considered all such entities to be PRPs pursuant to certain sections of the New York State Environmental Conservation Law ("NYECL") and certain sections of CERCLA with respect to a privately owned landfill in Cheektowaga, New York (the "Pfohl Brothers Landfill"). The NYDEC has prepared a remedial action plan for the Pfohl Brothers Landfill which outlines the remediation approach selected by the NYDEC. Such approach consists of capping, containment, and ground water pumping and treatment. The NYDEC estimates the cost of its remediation approach to be approximately $53,000,000, but independent parties believe that the cost could be as much as $60,000,000. An alternative remediation approach has been presented to the NYDEC which is estimated to cost approximately $35,000,000. Whichever remediation approach ultimately is implemented, the NYDEC is expected to attempt to recover its entire cost and other costs associated with its effort at the Pfohl Brothers Landfill from among more than 30 PRPs.

         The Company has entered into a preliminary participation agreement with 23 other companies (collectively the "Pfohl Brothers PRPs") to negotiate jointly with the NYDEC and to pursue jointly non-participating parties. The Pfohl Brothers PRPs currently are negotiating with the NYDEC respecting the appropriate remediation approach to be implemented. At this time, the Pfohl Brothers PRPs have not determined the allocated share of liability for each of the Pfohl Brothers PRPs, but based upon factual submissions of the Pfohl Brothers PRPs, the Company estimates that, as among the Pfohl Brothers PRPs, its allocated share of liability will be between 4% and 5%. It is anticipated that the allocation process will be completed in the second quarter of 1997. However, the allocation process has in the past, and could again in the future, be delayed for a number of reasons, including additional companies agreeing to become participating PRPs.

         Based upon the information obtained to date, management believes that any liability which the Company may have with respect to the Pfohl Brothers Landfill will not have a material adverse effect on the Company's financial condition, results of operations or cash flows, except that there could be such an effect on cash flows for a particular interim reporting period.

Roblin Steel Site

         In early 1990, the EPA notified the Company that the EPA considered the Company to be a PRP pursuant to certain sections of CERCLA with respect to a site in Tonawanda, New York (the "Envirotek II Site"). Approximately 300 PRPs, including the Company, subsequently entered into a consent order with the EPA to perform a removal action at the Envirotek II Site which was completed for an aggregate cost of approximately $2.5 million (the Company's negotiated share was approximately $60,000). The Envirotek II Site received a "certificate of completion" of the removal work from the EPA, and the PRP group has paid the EPA's demand for reimbursement of oversight costs, thus completing all activities required under the consent order.

         Based on the removal phase of the work at the Envirotek II Site, the Company and a number of the other Envirotek II PRPs received a demand from the NYDEC in July 1993 pursuant to certain sections of NYECL and CERCLA for a remedial investigation and feasibility study ("RI/FS"), and eventual remediation, with respect to a site which adjoins the Envirotek II Site (the "Roblin Steel Site"). Approximately 150 PRPs (the "Roblin Steel PRPs"), including the Company, have joined in a participation agreement and negotiated with NYDEC an agreed scope of work for the RI/FS (supplementing work already performed as part of the Envirotek II Removal Action). The terms of a consent order for the implementation of the RI/FS have been negotiated, but the consent order has not yet been executed. The estimated cost of the RI/FS is $300,000 and the Company's assessed share is approximately 4 1/2%. Efforts are underway to increase the number of Roblin Steel PRPs from the current participation, which is approximately 150, to the number of persons who were PRPs at the Envirotek II Site, approximately 300 persons. A consultant to the Roblin Steel PRPs has estimated that "reasonable" remediation alternatives for the site would cost approximately $2 to $3 million.

         Based upon the information obtained to date, management believes that any liability which the Company may have with respect to the Roblin Steel Site will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Booth Oil Site

         In March 1994, the Company was notified by the NYDEC that the NYDEC considered the Company to be one of approximately 20 PRPs pursuant to certain sections of NYECL and CERCLA for past costs incurred by the NYDEC and for future remediation costs involving a former solvent and petroleum processing facility located in North Tonawanda, New York (the "Booth Oil Site"). Prior to notifying the PRPs, the NYDEC investigated the Booth Oil Site, performed removal actions and issued a record of decision (the "Record of Decision") prescribing future remediation activities. The Record of Decision would require on-site incineration of remaining hazardous wastes at an estimated cost of $20,000,000. The PRPs have recommended to the NYDEC alternative remediation activities with an estimated cost of approximately $5,000,000. Although the NYDEC has not yet agreed to amend or reinterpret the Record of Decision, during 1996 the NYDEC did allow the PRPs to perform a supplemental remedial investigation to better define the extent and nature of contamination at the Booth Oil Site. Although the supplemental remedial investigation has been completed, a report has not yet been prepared. The PRPs also performed an initial allocation of liability among themselves to apportion the costs of the supplemental remedial investigation. The amount of the Company's allocation was 1.3%.

         Based upon the information obtained to date, management believes that any liability which the Company may have with respect to the Booth Oil Site will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Third Party Claims

         The remediation efforts at the Pfohl Brothers Landfill (see discussion above) have generated a number of lawsuits in which the plaintiffs seek recovery either for personal injury as a result of exposure to hazardous materials deposited in the Pfohl Brothers Landfill or for property damage as a result of the proximity of their land to the Pfohl Brothers Landfill. The Company, a majority of the other Pfohl Brothers PRPs and a number of other corporations currently are defendants in twelve such cases, seven of which are pending in New York State Supreme Court, Erie County and five of which are pending in the United States District Court for the Western District of New York. These lawsuits involve more than 90 plaintiffs, many of whom are seeking punitive damages in addition to compensatory damages. Additional lawsuits are expected to be filed against the Company and a number of other defendants in the coming months, in part as a result of the publicity received by the pending lawsuits. In each of the pending lawsuits the Company is either being defended or expects to be defended on a joint defense basis by counsel selected by the Pfohl Brothers PRPs. The Company intends to defend each of these lawsuits vigorously and believes that it has meritorious defenses to all claims.

         Based upon the information obtained to date, management does not believe that the outcome of any of these matters, or all of them in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows, except that there could be such an effect on cash flows for a particular interim reporting period.

Employees

         At December 31, 1996, the Company had approximately 7,700 employees, of whom approximately 6,000 were engaged in production and distribution and approximately 325 were employed on a part time or temporary basis. Approximately 3,450 of the Company's employees were employed in the United States and of such employees approximately 880 were covered by agreements with domestic labor organizations pursuant to six separate contracts expiring between April 1, 1997 and June 30, 2000. Approximately 4,280 of the Company's employees are employed outside the United States, including approximately 860 in Wales, Australia and Argentina and approximately 3,420 in Mexico. Substantially all of the Company's Mexican employees are represented by labor unions sponsored by the Mexican government. The Company considers its relations with its employees to be satisfactory.



Executive Officers of the Registrant

        Name              Age                  Position
------------------------  ---  -------------------------------------------------
John P. "Jack" Reilly     53   Director, President and Chief Executive Officer

Thomas K. Erwin           47   Senior Vice President and Chief Financial Officer

W. Thomas Margetts        60   Senior Vice President - Corporate Development

Thomas F. Plocinik        55   President of Trico

Robert W. Priebe          63   Senior Vice President - International

William S. Wade, Jr.      49   Senior Vice President - Sales & Marketing

Anthony W. Graziano, Jr.  55   Vice President and General Counsel; Secretary

Business Experience of Executive Officers

John P. "Jack" Reilly has been a Director and President and Chief Executive Officer of Stant since January 1997. From January 1995 until January 1997, he served as Chief Executive Officer of Figgie International Inc. ("Figgie") and also served as its President from February 1995 until he joined the Company. Figgie is a manufacturer of guidance and navigation systems, life support and air purifying products and self-propelled aerial work platforms. From 1993 to 1994, Mr. Reilly was President and Chief Operating Officer of Brunswick Corporation ("Brunswick"), a world leader in marine power, pleasure boating and recreation equipment; and from 1987 to 1993 he was President and Chief Executive Officer of Tenneco Automotive, a producer of automotive components.

Thomas K. Erwin has been Senior Vice President and Chief Financial Officer of Stant since February 10, 1997. Prior thereto he was associated with Brunswick in various executive capacities for 18 years, including serving as Corporate Controller of Brunswick from 1988 until 1996.

W. Thomas Margetts has been Senior Vice President - Corporate Development of Stant since October 1994. He served Stant as Senior Vice President - Human Resources and Legal from 1991 until October 1994. Mr. Margetts also served Stant as Secretary from July 1993 until October 1994.

Thomas F. Plocinik, a certified public accountant, has been President of Trico since April 1995. From 1991 until August 1995, he served as Senior Vice President - Finance and Chief Financial Officer of Stant and from 1989 to 1991, he held executive positions at STC.

Robert W. Priebe has been Senior Vice President - International of Stant since July 1994. He served Stant as Senior Vice President - Original Equipment Sales and International from 1991 until July 1994.

William S. Wade, Jr. will join the Company as Senior Vice President - Sales & Marketing on April 1, 1997. From May 1995 until March 1997, Mr. Wade was President and Chief Executive Officer of FAG Bearings Corp., the third largest bearing company in the world and a subsidiary of FAG Kugelfisdner (Germany). Prior thereto, Mr. Wade served for more than eight years as President of CR Services, a manufacturer and distributor of seals, bearings and heavy truck accessories.

Anthony W. Graziano, Jr. has been Vice President and General Counsel, and Secretary of Stant since October 1994. From April 1993 until June 1994, he was Executive Vice President and General Counsel of Triarc Companies, Inc., which at that time was engaged, through its subsidiaries, in fast food, soft drinks, textiles and liquefied petroleum gas. From its formation in January 1989 until April 1993, Mr. Graziano was Senior Vice President Legal Affairs of Trian Group, Limited Partnership, which provided investment banking and management services for entities controlled by Nelson Peltz and Peter W. May.

         On February 5, 1997, the Company announced the relocation of its corporate headquarters from Richmond, Indiana to the Greater Chicago Area. That action constituted an Event of Termination as defined in the Employment Agreements between the Company and Messrs. Margetts and Graziano and entitled them either to (i) accept a relocation of their place of work or (ii) terminate their employment effective April 5, 1997 and receive payment of their then current base salary for one year. To date, neither Mr. Margetts nor Mr. Graziano has agreed to the relocation of his place of work.

Item 2.  PROPERTIES

The following table sets forth certain information concerning the Company's principal physical properties as of December 31, 1996:


                                                                                           Approx.
                                                                                           Square         Nature of
Location                             Primary Use (Principal Product)                      Footage         Occupancy
--------                             -------------------------------                      -------         ---------
Richmond, Indiana                    Corporate and Administration                           9,200            Leased
Brownsville, Texas                   Manufacturing (Wipers) and                           340,000            Owned (2)
                                       Administration
Buffalo, New York                    Manufacturing (Wipers)                               698,000            Owned
                                       and Engineering
Buffalo, New York                    Manufacturing (Heaters),                             155,000            Owned (1)
                                       Administration and Engineering
Columbia, Missouri                   Manufacturing (Clamps)                               127,800            Owned (1)
Connersville, Indiana                Manufacturing (Caps and Valves),                     280,000            Owned (1)
                                       Administration and Engineering
Dixon, Illinois                      Manufacturing (Power Steering                        331,800            Owned (1)
                                       Hose and Fittings) and
                                       Distribution (Tools)
Granite Falls, Minnesota             Manufacturing (Tools)                                130,000            Owned (1)
                                       and Engineering
Pine Bluff, Arkansas                 Manufacturing (Caps)                                 227,000            Owned (1)
St. Augustine, Florida               Manufacturing (Clamps),                              144,000            Owned (1)
                                       Administration and Engineering
Spencer, Iowa                        Manufacturing and Distribution (Grease               114,400            Owned
                                     Guns and Fittings)
Vanceboro, North Carolina            Manufacturing (Wipers)                                44,750            Owned (1)

                                                                                           Approx.
                                                                                           Square         Nature of
Location                             Primary Use (Principal Product)                      Footage         Occupancy
--------                             -------------------------------                      -------         ---------
Waltham, Massachusetts               Manufacturing (Thermostats and                       180,000            Owned (1)
                                       Bellows), Administration and
                                       Engineering
Buenos Aires, Argentina              Manufacturing (Wipers),                               20,000            Leased
                                       Administration and Engineering
Pontypool, Wales                     Manufacturing (Wipers),                              180,000            Owned
                                       Administration and Engineering
Springvale, Australia                Manufacturing (Wipers),                               55,000            Owned
                                       Administration and Engineering
Telford, England                     Manufacturing (Linkages)                              15,000            Leased
Juarez, Mexico                       Assembly (Grease Guns and Tools)                      60,000            Owned (3)
Matamoros, Mexico                    Assembly (Clamps, Flashers)                           66,000            Owned (3)
Matamoros, Mexico                    Assembly (Wipers)                                    365,000            Owned
Tijuana, Mexico                      Assembly (Remanufactured                              29,000            Owned (3)
                                       Power Steering Units)
Brownsville, Texas                   Distribution (Wipers)                                100,000            Leased
Chula Vista, California              Distribution (Remanufactured Power                    10,000            Leased
                                       Steering Units)
Fort Erie, Ontario, Canada           Distribution (Wipers)                                 12,500            Leased
Rochester Hills, Michigan            Engineering and OEM Sales Office (Wipers)             81,000            Leased
Buffalo, New York                    Subsidiary Office (Trico)                              7,500            Leased
Buffalo Grove, Illinois              Division Office (Plews/Edelmann                       12,100            Leased
                                       Division)
Heston, England                      Sales Office (Wipers)                                  4,000            Leased
Southfield, Michigan                 OEM Sales Office (Caps)                                2,000            Leased


         Certain of the Company's manufacturing locations also have distribution facilities. The Company believes that its physical properties taken as a whole are suitable and adequate to maintain current and projected manufacturing and distribution needs. A significant portion of the wiper facility which the Company owns in Buffalo, New York is surplus to the Company's present and anticipated future needs, and approximately 80,500 square feet of office space in that facility is currently leased to an unaffiliated third party. The Company continues to evaluate its options concerning this facility.




-----------------------------

(1) Subject to mortgages and liens securing indebtedness under the Company's Credit Agreement with a syndicate of banks.

(2) The building is owned but the real estate is leased.

(3) The underlying land is legally owned by the Government of Mexico and is held in trust with a maquiladora corporation owned by the Company as beneficiary.

Item 3.  LEGAL PROCEEDINGS

         In addition to the environmental matters referred to under "Item 1. Business-Environmental Compliance," the Company is involved in various legal proceedings incident to the normal conduct of its business. Although the outcome of any pending legal proceeding cannot be predicted with any certainty, the Company estimates the range of loss for all pending legal proceedings to be from $8.0 million to $13.0 million and, at December 31, 1996, had accrued approximately $11.3 million for these matters. In part because of this accrual, and based upon the information obtained to date, management believes that such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows, except that there could be such an effect on cash flows for a particular interim financial reporting period.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         Since the initial public offering of Stant's common stock in July 1993, shares of Stant's common stock have traded on the NASDAQ Stock Market under the symbol "STNT." On March 14, 1997, the number of record and beneficial holders of Stant's common stock was approximately 245 and 1,225, respectively (excluding individuals who only hold shares of common stock as a result of employer contributions to the Company's 401(k) plan). Information with respect to the high and low sale prices of Stant's common stock, as reported by the NASDAQ Stock Market, and dividends declared and paid per share, during 1996 and 1995 are set forth below.

1996 Stock Price and Dividends Paid      1995 Stock Price and Dividends Paid
--------------------------------------  ----------------------------------------
             High     Low    Dividends                High     Low     Dividends
--------------------------------------  ----------------------------------------
1st Qtr.   $12.25    $9.25        $.02   1st Qtr.   $16.25    $12.50        $.02
--------------------------------------  ----------------------------------------
2nd Qtr.    12.00     9.75         .02   2nd Qtr.    14.00     10.00         .02
--------------------------------------  ----------------------------------------
3rd Qtr.    11.75     9.50         .02   3rd Qtr.    11.75      9.25         .02
--------------------------------------  ----------------------------------------
4th Qtr.    15.75     9.75         .02   4th Qtr.    10.50      8.50         .02
--------------------------------------  ----------------------------------------

         Although the agreement pursuant to which the Company has incurred certain long-term debt restricts the payment of dividends, such agreement does not restrict the payment of dividends at the current quarterly rate. See Note 7 of Notes to Consolidated Financial Statements on pages 35, 36 and 37 of the 1996 Annual Report.

Item 6. SELECTED FINANCIAL DATA

($ In Thousands, Except Share Data)

Year Ended December 31,
---------------------------------------------------------------------------------------------------------
Selected Income Statement Data                          1996 *      1995     1994 *     1993      1992
---------------------------------------------------------------------------------------------------------
Net Sales                                              $657,067   $612,358  $287,946  $253,567  $234,368
Cost of Sales                                           490,103    464,460   189,349   164,219   153,785
---------------------------------------------------------------------------------------------------------
Gross Margin                                            166,964    147,898    98,597    89,348    80,583
Operating Expenses                                      110,320    100,270    67,193    62,012    55,091
---------------------------------------------------------------------------------------------------------
Income From Operations                                   56,644     47,628    31,404    27,336    25,492
Interest Expense and Other Charges                       17,875     20,817     3,129     5,694     9,235
---------------------------------------------------------------------------------------------------------
Income Before Income Taxes, Extraordinary
    Loss and Cumulative Effect of
    Accounting Changes                                   38,769     26,811    28,275    21,642    16,257
Income Taxes                                             17,350     12,152    11,876     9,653     7,564
---------------------------------------------------------------------------------------------------------
Income Before Extraordinary Loss and
    Cumulative Effect of Accounting Changes              21,419     14,659    16,399    11,989     8,693
Extraordinary Loss                                           --         --      (435)   (3,322)       --
Cumulative Effect of Accounting Changes                      --         --      (418)   (7,105)       --
---------------------------------------------------------------------------------------------------------
Net Income                                               21,419     14,659    15,546     1,562     8,693
Preferred Dividends                                          --         --        --    (1,276)   (1,956)
---------------------------------------------------------------------------------------------------------
Net Income Applicable to Common Stock                  $ 21,419   $ 14,659  $ 15,546  $    286  $  6,737
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Selected Per Share Data
---------------------------------------------------------------------------------------------------------
Income Before Extraordinary Loss and
    Cumulative Effect of Accounting Changes
       Primary Basis                                   $   1.28   $   0.88  $   0.97  $   0.80  $   0.65
       Fully Diluted Basis                                 1.26       0.88      0.97      0.78      0.65
Net Income
       Primary Basis                                       1.28       0.88      0.92      0.02      0.65
       Fully Diluted Basis                                 1.26       0.88      0.92      0.02      0.65
Cash Dividend per Share (Post Offering)                    0.08       0.08      0.08      0.04

---------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data
---------------------------------------------------------------------------------------------------------
Total Assets                                           $581,571   $573,536  $584,026  $241,908  $240,718
Total Debt                                              222,984    250,383   260,190    35,639   115,755
Preferred Stock                                              --         --        --        --    17,536

---------------------------------------------------------------------------------------------------------
Selected Statement of Cash Flow Data
---------------------------------------------------------------------------------------------------------
Cash Flows Provided By (Used in)Operating Activities  $ 70,884    $ 22,106  $ 27,319  $ 20,402  $ 11,739

---------------------------------------------------------------------------------------------------------
Net Sales by Market
---------------------------------------------------------------------------------------------------------
North America:
    Original Equipment                                 $300,192   $279,240  $ 73,720  $ 58,097  $ 52,717
    Aftermarket                                         261,465    240,059   176,753   165,878   152,066
    Industrial                                           41,073     36,895    35,035    29,592    29,585
---------------------------------------------------------------------------------------------------------
Total North America                                     602,730    556,194   285,508   253,567   234,368
---------------------------------------------------------------------------------------------------------
Foreign:
    Original Equipment                                   27,712     29,795     1,287        --        --
    Aftermarket                                          26,625     26,369     1,151        --        --
---------------------------------------------------------------------------------------------------------
Total Foreign                                            54,337     56,164     2,438        --        --
---------------------------------------------------------------------------------------------------------
Total                                                  $657,067   $612,358  $287,946  $253,567  $234,368
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

* Reflects the acquisition of the Lubrimatic Division on November 1, 1996; FEDCO Automotive Components Company, Inc. on September 1, 1994; and Trico Products Corporation on December 13, 1994.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to pages 20 through 27 of the 1996 Annual Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is incorporated herein by reference to pages 28 through 47 of the 1996 Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except  to the  extent  included  in  PART I under  "Item 1 -  Business
Executive Officers of the Registrant" and "Item 1 - Business - Business Experience of Executive Officers," the information required by Item 10 is incorporated herein by reference to the material captioned "Nominees for Directors" on pages 2 and 3 in the Company's Proxy Statement for its annual meeting of stockholders to be held Wednesday, April 30, 1997 (the "1997 Proxy Statement"). The 1997 Proxy Statement was filed with the Securities and Exchange Commission ("SEC") at the time of the mailing of the Proxy Statement to Stant's stockholders.

Item 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the material captioned "Compensation of Executive Officers" on pages 7 through 15 in the 1997 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the material captioned "Security Ownership of Certain Beneficial Owners and Management" on pages 5 and 6 in the 1997 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the material captioned "Certain Transactions" on page 7 in the 1997 Proxy Statement.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
             AND REPORTS ON FORM 8-K

  a.  Documents Filed as Part of this Report:
           1. Financial Statements - The following financial statements are incorporated herein by reference to pages 28 through 47 of the 1996 Annual Report:
                 o Consolidated Balance Sheets as of December 31, 1996
                   and 1995
                 o Consolidated  Statements of Income for the
                   years ended December 31, 1996, 1995 and 1994
                 o Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                 o Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
                 o  Notes to the Consolidated Financial Statements
                 o  Independent Auditors' Report


           2.   Financial  Statement  Schedule - The following  financial
                statement  schedule  and  Independent   Auditors'  Report
                thereon are included in this Form 10-K:

                             Schedule                                      Page
                             --------                                      ----
                 o Independent Auditors' Report ............................S-1

                 o Schedule II - Valuation and Qualifying Accounts..........S-2

           3.   Exhibits - See "Exhibit Index" beginning on page 27.

  b.  Report on Form 8-K:
                 o None



                                  EXHIBIT INDEX
                                                                        Exhibit
Exhibit                                                                  Page
Number     Description                                                  Number
-------    -----------                                                  -------
3.1        Certificate of Incorporation of the Registrant                   *
           is incorporated by reference to Exhibit No. 3.1
           of Stant's Registration Statement on Form S-1,
           SEC File No. 33-63914 (the "Form S-1").

3.2        By-Laws of the Registrant are incorporated by                    *
           reference to Exhibit No. 3.2 of the Form S-1.

4.1        Form of Common Stock Certificate of the Registrant               *
           is incorporated by reference to Exhibit No. 4.1
           of the Form S-1.

10.1       $325 million Credit Agreement, dated December 12, 1994           *
           (the "Credit Agreement"), among Stant, various lending
           institutions and Chemical Bank, as agent is incorporated
           by reference to Amendment No. 2, dated December 13, 1994,
           to Stant's Schedule 14D-1/13D dated November 8, 1994,
           relating to the acquisition of Trico, SEC File No. 0-870
           (the "Schedule 14D-1/13D")

10.2       First Amendment, dated as of June 27, 1995, to the               *
           Credit Agreement is incorporated by reference to
           Exhibit 10.2 of Stant's Annual Report on Form 10-K
           for the year ended December 31, 1995 (the "1995
           Form 10-K").

10.3       Second Amendment, dated as of December 20, 1995,                 *
           to the Credit Agreement is incorporated  by reference
           to Exhibit 10.3 of the 1995 Form 10-K.

10.4       Third Amendment, dated as of October 31, 1996,                  E-1
           to the Credit Agreement.

10.5       Employment Agreement, dated January 23, 1997,                   E-9
           between Stant and J.P. Reilly.

10.6       Employment Agreement, dated February 10, 1997,                 E-25
           between Stant and Thomas K. Erwin.

10.7       Form of Employment Agreement, dated October 31, 1996,          E-42
           between Stant and certain executive officers of Stant.

10.8       Stant Pension Restoration Plan, effective                        *
           December 5, 1990, as revised December 15, 1993 is
           incorporated by reference to Exhibit 10.4 of Stant's
           Annual Report on Form 10-K for the year ended
           December 31, 1993 (the "1993 Form 10-K").

10.9       Management Advisory Services Agreement, dated                    *
           July 1, 1993, between Stant and Bessemer Partners, L.P.
           (the "Management Agreement") is incorporated by reference
           to Exhibit 10.11 of the Form S-1.

10.10      Assignment to Bessemer Partners & Co. of the Management          *
           Agreement is incorporated by reference to Exhibit 10.6
           of the 1993 Form 10-K.

10.11      Amendment to the Management Agreement, dated                     *
           December 12, 1994, is incorporated by reference to
           Exhibit 10.11 of Stant's Annual Report on Form 10-K
           for the year ended December 31, 1994 (the "1994
           Form 10-K").

10.12      Form of the 1987, 1988, 1990 and 1991 Non-Qualified              *
           Stock Option Agreements is incorporated by reference
           to Exhibits 4.2, 4.3, 4.4, 4.5, 4.6, 4.7 and 4.8 of the
           Form S-1.

10.13      1993 Stock Option Plan for Key Employees of Stant and            *
           its Subsidiaries is incorporated by reference to Exhibit
           No. 10.15 of the Form S-1.

10.14      Stock Option Plan for Directors (1993) is incorporated           *
           by reference to Exhibit 10.14 of the 1994 Form 10-K.

11         Statement Regarding Computation of Per Share Earnings          E-59

13         1996 Annual Report to Stockholders, pages 20 through 47        E-60

21         Subsidiaries of the Registrant                                 E-89

23         Consent of Deloitte & Touche LLP to the incorporation by       E-90
           reference in Stant's S-8 Registration Statement
           (No. 33-91812) of that firm's reports, dated February 12,
           1997.

27         Financial Data Schedule


           *  Incorporated by reference.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Stant Corporation



Date:  March 27, 1997

                                     By J.P.Reilly
                                        ----------
                                        J.P. Reilly
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant in the capacities indicated:

Signature                                            Title


J.P. Reilly
------------------------------              Director, President and
(J.P. Reilly)                                 Chief Executive Officer
                                              (Principal Executive Officer)

Thomas K. Erwin
------------------------------              Senior Vice President and
(Thomas K. Erwin)                             Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

Ward W. Woods
------------------------------             Chairman of the Board and Director
(Ward W. Woods)

Ogden M. Phipps
------------------------------              Director
(Ogden M. Phipps)

Robert D. Lindsay
------------------------------              Director
(Robert D. Lindsay)

Edward O. Gaylord
------------------------------              Director
(Edward O. Gaylord)

A. William Reynolds
------------------------------              Director
(A. William Reynolds)

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of Stant Corporation:

We have audited the consolidated financial statements of Stant Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 12, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Stant Corporation and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 12, 1997

                                                                                                     SCHEDULE II

                                        STANT CORPORATION AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS
                                   Allowance for Doubtful Accounts Receivable
                               For the Years Ended December 31, 1996, 1995, 1994
                                               ($ in Thousands)


                                             Balance at                                               Balance
                                             Beginning     Charged to     Deductions -    Other       at End of
                                              of Year       Expense           Net        Changes(1)    Year
                                             ----------    ----------    -------------   ----------  ---------
Year Ended December 31, 1996...........          $2,193        $1,518           $1,831         $157     $2,037
                                                 ------        ------           ------        -----     ------
                                                 ------        ------           ------        -----     ------

Year Ended December 31, 1995...........          $1,828        $2,164           $1,671        ($128)    $2,193
                                                 ------        ------           ------        -----     ------
                                                 ------        ------           ------        -----     ------

Year Ended December 31, 1994...........          $1,109        $  312           $  330         $737     $1,828
                                                 ------        ------           ------        -----     ------
                                                 ------        ------           ------        -----     ------


























----------------------------

(1) Reflects additions or adjustments related to acquired businesses.